Form 10-Q
period 2019-06-30
Turning Point Therapeutics, Inc.
filed 2019-08-06
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38871

Turning Point Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3826166
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10628 Science Center Drive, Ste. 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 926-5251

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TPTX	The Nasdaq Stock Market LLC

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

As of July 15, 2019, the registrant had 31,336,384 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,781	$101,029
Marketable securities, available for sale	171,389	–
Prepaid expenses and other current assets	4,998	494
Total current assets	255,168	101,523

Property and equipment, net	954	1,000
Right-of-use assets from operating leases	1,250	–
Security deposits	73	73
Deferred financing costs	–	684
Total assets	$257,445	$103,280

Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Liabilities:
Current liabilities:
Accounts payable	$4,086	$1,494
Accrued expenses and other current liabilities	1,992	2,415
Accrued compensation	1,672	1,413
Current portion of operating lease liabilities	138	–

Total current liabilities	7,888	5,322

Other long-term liabilities	260	–

Operating lease liabilities, net of current portion	1,382	448

Commitments and contingencies (Note 7)

Convertible preferred stock, $0.0001 par value; 0 shares issued and outstanding as of June 30, 2019 and 65,423,901 shares issued and outstanding as of December 31, 2018; aggregate liquidation preference of $0 and $146,460 as of June 30, 2019 and December 31, 2018, respectively	–	145,916

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2019 and 104,000,000 shares authorized as of December 31, 2018; 31,297,423 shares issued and outstanding as of June 30, 2019; 3,411,516 shares issued and outstanding at December 31, 2018	34	1
Additional paid-in capital	328,978	2,346
Accumulated other comprehensive income	345	–
Accumulated deficit	(81,442)	(50,753)
Total stockholders’ equity (deficit)	247,915	(48,406)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$257,445	$103,280

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$13,711	$4,369	$24,162	$8,713
General and administrative	4,743	803	8,357	1,319
Total operating expenses	18,454	5,172	32,519	10,032
Loss from operations	(18,454)	(5,172)	(32,519)	(10,032)
Interest income	1,312	135	1,830	262
Net loss	$(17,142)	$(5,037)	$(30,689)	$(9,770)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	345	–	345	–
Comprehensive loss	$(16,797)	$(5,037)	$(30,344)	$(9,770)
Net loss per share, basic and diluted	$(0.70)	$(1.49)	$(2.19)	$(2.89)
Weighted-average common shares outstanding, basic and diluted	24,479,767	3,380,899	14,004,957	3,374,787

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$–	$(50,753)	$(48,406)
Option exercises	–	–	12,337	–	22	–	–	22
Stock-based compensation expense	–	–	–	–	1,926	–	–	1,926
Net loss	–	–	–	–	–	–	(13,547)	(13,547)
Balance at March 31, 2019	65,423,901	145,916	3,423,853	1	4,294	–	(64,300)	(60,005)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	–	–	10,637,500	18	175,133	–	–	175,151
Conversion of convertible preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	15	145,901	–	–	145,916
Option exercises	–	–	242,876	–	591	–	–	591
Stock-based compensation expense	–	–	–	–	3,059	–	–	3,059
Net loss	–	–	–	–	–	–	(17,142)	(17,142)
Other comprehensive income	–	–	–	–	–	345	–	345
Balance at June 30, 2019	–	–	31,297,423	$34	$328,978	$345	$(81,442)	$247,915

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance at December 31, 2017	39,135,778	$66,161	3,367,742	$1	$1,123	$–	$(25,968)	$(24,844)
Option exercises	–	–	2,597	–	6	–	–	6
Stock-based compensation expense	–	–	–	–	85	–	–	85
Net loss	–	–	–	–	–	–	(4,733)	(4,733)
Balance at March 31, 2018	39,135,778	66,161	3,370,339	1	1,214	–	(30,701)	(29,486)
Option exercises	–	–	20,777	–	39	–	–	39
Stock-based compensation expense	–	–	–	–	137	–	–	137
Net loss	–	–	–	–	–	–	(5,037)	(5,037)
Balance at June 30, 2018	39,135,778	$66,161	3,391,116	$1	$1,390	$–	$(35,738)	$(34,347)

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(30,689)	$(9,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,985	222
Depreciation	233	39
Accretion of discount on marketable securities, available for sale	(359)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,821)	(454)
Accounts payable	2,595	266
Accrued expenses and other current liabilities	(246)	(912)
Accrued compensation	258	63
Operating lease right-of-use assets and liabilities, net	(95)	(7)
Net cash used in operating activities	(27,139)	(10,553)

Investing activities
Purchases of marketable securities, available for sale	(170,685)	–
Purchases of property and equipment	(188)	(138)
Net cash used in investing activities	(170,873)	(138)

Financing activities
Proceeds from issuance of common stock in a public offering, net	175,151	–
Proceeds from issuance of common stock from stock option exercises	613	45
Net cash provided by financing activities	175,764	45

Net increase in cash and cash equivalents	(22,248)	(10,646)
Cash and cash equivalents at the beginning of period	101,029	45,033
Cash and cash equivalents at the end of period	$78,781	$34,387

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Operating lease liabilities arising from obtaining right-of-use assets	$1,520	$–

See accompanying notes.

Turning Point Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Formation and Business of the Company; Basis of Presentation

Organization

Turning Point Therapeutics, Inc. (the Company) was organized in 2013 and commenced operations in 2014. The Company is a clinical stage biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies.  The Company’s principal operations are in the United States and the Company operates in one segment, with its headquarters in San Diego, California.

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

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed financial statements for the quarter ended June 30, 2019 are issued.

2. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes.  The most significant estimates in the Company’s financial statements relate to preclinical and clinical study accruals and stock-based compensation costs.  Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances.  Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Marketable securities, Available-for-Sale

The Company classifies all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income.

Concentration of Credit Risk

Substantially all the Company’s cash and money market funds are held with a single financial institution.  Due to its size, the Company believes this financial institution represents a minimal credit risk.   Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 30, 2019, the Company had $249.9 million in excess of the FDIC insured limit.  At June 30, 2019, the Company’s money market funds and marketable securities, available for sale are not subject to FDIC insurance.  The Company’s money market funds and short-term investments are invested in short term, high grade securities. As a result, the Company believes its money market and marketable securities, available for sale represent a minimal credit risk

Property and Equipment

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

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since inception.  As of June 30, 2019, and 2018, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses were $0.1 million for the three months ended June 30, 2019 and 2018, respectively and were $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which is convertible into shares of the Company’s common stock.  No shares related to the convertible preferred stock were included in the diluted net loss calculation for the three and six months ended June 30, 2019 or 2018 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the three and six months ended June 30, 2019 and 2018 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Convertible preferred stock (as converted)	–	10,165,120	–	10,165,120
Common stock options	4,590,804	1,055,445	4,590,804	1,055,445
Total	4,590,804	11,220,565	4,590,804	11,220,565

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

Recently Adopted Accounting Standards Updates

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. The Company adopted the new standard beginning January 1, 2019 using a modified retrospective approach. ASU 2016-02 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. As a result of these decisions, financial information will not be updated, and the disclosures required under this guidance will not be provided for dates and periods prior to January 1, 2019.  Additionally, the Company elected the hindsight provision for determining the lease term and elected to aggregate all lease and non-lease components for each class of underlying assets into a single lease component.

The Company currently has one operating lease for office and laboratory spaces in San Diego, California. The operating lease was impacted by the new accounting standard and resulted in the present values of the future lease payments being presented as a right-to-use asset, with a corresponding lease liability at the date of adoption. The financial impact from the adoption of this guidance is discussed in Note 7.

3. Marketable Securities, Available-for-Sale

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies. Marketable securities, available-for-sale, consisted of the following (in thousands):

June 30, 2019

	Maturity in		Unrealized
	Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	Less than 1	$2,750	$1	$–	$2,751
Corporate debt securities	Less than 1	97,756	194	–	97,950
Commercial Paper	Less than 1	70,538	150	–	70,688
Total marketable securities		$171,044	$345	$–	$171,389

The Company did not hold marketable securities as of December 31, 2018. Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2019.

None of the investments have been in a gross unrealized loss for a period greater than 12 months. At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. We intend and have the ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on our evaluation, there were no unrealized losses at June 30, 2019.

4. Fair Value Measurements

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and six months ended June 30, 2019, the Company had no Level 3 financial assets or liabilities that were subject to fair value measurements on a recurring basis. During the three and six months ended June 30, 2018, the Company had no Level 2 or 3 financial assets or liabilities that were subject to fair value measurements on a recurring basis.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds included in cash and cash equivalents	$73,794	$–	$–	$73,794
U.S. government agency securities	–	2,751	–	2,751
Corporate debt securities	–	97,950	–	97,950
Commercial Paper	–	70,688	–	70,688
Total	$73,794	$171,389	$–	$245,183

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Money market funds included in cash and cash equivalents	$98,268	$–	$–	$98,268

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$508	$388
Computer equipment and software	69	138
Tenant improvements	677	679
Furniture and fixtures	32	66
	1,286	1,271
Less: accumulated depreciation	(332)	(271)
	$954	$1,000

Depreciation expense was $0.1 million and $19,000 for the three months ended June 30, 2019 and 2018, respectively and depreciation expense was $0.2 million and $39,000, six months ended June 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued research and development expenses	$1,739	$1,677
Accrued general and administrative expenses	208	548
Other current liabilities	45	190
Total	$1,992	$2,415

7. Commitments and Contingencies

Operating Leases

The Company entered into a lease agreement during January 2016, which commenced in July 2016, for its current office and primary research facility located in San Diego, California. In June 2018, the Company amended its existing lease agreement to expand its office and laboratory space within the same building, which the Company occupied commencing September 2018.   The amended lease term for all leased premises had an expiration date of December 31, 2021, and an option to extend the lease term on all leased space for one additional five-year term. As of the date of adoption of ASC 842, the Company was not reasonably certain that it would exercise the extension option, and as such, did not include this option in the determination of the total lease term. The lease includes both discounts of certain base rents during 2016 and 2019, and escalating lease payments over the term.

On January 1, 2019, in conjunction with the adoption of the guidance in ASU 2016-02 - “Leases”, the Company recognized a right-of-use asset and corresponding lease liability for its facility lease as the present value of lease payments not yet paid at January 1, 2019. The right-of-use asset and corresponding lease liability was estimated assuming the remaining lease term of 36 months at January 1, 2019, and an estimated discount rate of 8.5%,which was the Company’s incremental borrowing rate at the date of adopting ASC 842.  The Company recorded a lease liability of $2.3 million right-of-use asset of $1.7 million, which is net of $0.6 million of the Company’s previously capitalized tenant improvement allowance and deferred rent, upon adoption.

In June 2019, the Company amended the terms of its existing facility lease and in conjunction with entering into a lease for additional office and laboratory space, agreed to surrender a portion of its current laboratory and office space and extend the lease term for its remaining laboratory and office space to June 30, 2023. The execution of the new lease and the amendment to the Company’s existing facility lease were accounted for as a single contract for accounting purposes, as the counterparty to both contracts is the Company’s existing landlord and both agreements were negotiated contemporaneously as a package to achieve the same commercial objective.

In June 2019, the Company accounted for the partial surrender of office and laboratory space as a reduction to its existing right-of-use asset and liability totaling $0.6 million, and $0.9 million, respectively.  The difference between these amounts was recorded as a $0.3 million deferred gain. The deferred gain was recorded as a component of other long-term liabilities on the balance sheets and will be recognized as an offset to future rent expense over the remaining term of the amended lease.

In addition, in June 2019, and in connection with the extension of the lease term of our previously existing office and laboratory space, the Company recognized an incremental increase to its existing right of use asset and lease liability of $0.5 million, respectively.  The adjustment was computed assuming a lease term ending in June 2023 and an estimated incremental borrowing rate of 8.5%.   This right-of-use asset was recorded net of $0.3 million which represents the Company’s net unamortized capitalized tenant improvement allowance and deferred rent.

The commencement date for the new lease is July 2019 and it has a lease expiration date of June 30, 2023. In addition to base rental payments under this lease, which escalate over the term of the lease, the Company will also be responsible for the payment of its share of the estimated annual operating expenses, property tax expenses, and utilities costs related to this lease of additional space. The lease also contains an option to extend the lease term on all leased space for one additional five-year term. As of June 30, 2019, the Company was not reasonably certain that it would exercise the extension option, and as such, will not include this option in the determination of the total lease term for accounting purposes. The Company expects to record a right-to-use asset and lease liability for the new leased space using a discount rate of 8.5%, which is the Company’s incremental borrowing rate.  We did not record a right-of-use asset or lease liability for the new leased space as of June 30, 2019, as the commencement date and right-of-use for the new space was July 1, 2019.

Future minimum payments under the amended lease as of June 30, 2019 are as follows (in thousands):

2019 (Six months remaining)	$155
2020	457
2021	471
2022	486
2023	247
Total future minimum lease payments	1,816
Less: Amounts representing interest	(296)
Total lease liability	$1,520
Remaining lease term	4.0 years

Rent expense was $0.1 million for the three months ended June 30, 2019 and 2018, respectively and was $0.3 million and $0.2 million for each of the six months ended June 30, 2019 and 2018, respectively.  The Company made cash payments related to its operating lease agreement of $0.2 million and $0.1  million for the three months ended June 30, 2019 and 2018, respectively and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.  The Company expects to pay $0.7 million in 2019, $1.6 million in 2020, $1.7 million in 2021, $1.7 million in 2022, and $0.9 million in 2023, which includes lease payments for the new office space.

8. Related Party Transactions

The Company has entered into several contracts for drug product development and manufacturing with a vendor for which one of the Company’s former directors is a co-founder and part owner. The Company paid this related party $0.1 million for the three and six months ended June 30, 2019 and 2018, respectively, for drug product development and manufacturing services. The Company did not have any unpaid invoices with the related party as of June 30, 2019 and 2018, respectively.

9. Equity

The Company’s 2019 Equity Incentive Plan as amended (the Plan), provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. As of June 30, 2019, the Plan had a maximum of 3,404,401 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant.  Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire between one and three months after employee termination.  Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at June 30, 2019, had vesting periods of four years.

The following summarizes option activity under the Plan:

	Outstanding Options
	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(Years)	(in thousands)
Balances as of December 31, 2018	3,597,638	$4.40	9.5	$15,056
Options granted	1,472,323	$14.47
Options exercised	(255,213)	$2.40
Options cancelled	(223,944)	$4.72
Balances as of June 30, 2019	4,590,804	$7.73	9.1	151,371

Options vested and exercisable as of June 30, 2019	578,836	$3.80	7.2	$21,360

The weighted-average grant-date fair value of options granted to employees was $15.62 and $3.50 for the three months ended June 30, 2019 and 2018, respectively and was $14.65 and $3.64, for the six months ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation Expense

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

The fair values of the employee stock options granted under the Plan were estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.29%	2.79%	2.42%	2.79%
Volatility	83.1%	82.5%	80.6%	82.5%
Expected term (in years)	6.00	6.07	6.04	6.04
Dividend yield	–%	–%	–%	–%

Stock-based compensation expense, net of forfeitures, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,292	$76	$2,281	$117
General and administrative	1,767	61	2,704	105
Total stock-based compensation	$3,059	$137	$4,985	$222

As of June 30, 2019, there was $34.0 million in total unrecognized compensation expense to be recognized over a weighted average period of 3.22 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	June 30,	December 31,
	2019	2018
Conversion of preferred stock outstanding	–	16,993,194
Common stock options outstanding	4,590,804	3,597,638
Shares available for issuance under the Plan	3,404,401	1,816,266
Total	7,995,205	22,407,098

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

We are nearing completion of the Phase 1 portion of TRIDENT-1. In May we received approval by the U.S. Food and Drug Administration (FDA) of our investigational device exemption for the diagnostic assay to be used in the Phase 2 portion of TRIDENT-1.  In June 2019 we initiated the multi-cohort Phase 2 portion of TRIDENT-1 and began screening patients and we have subsequently received the FDA’s acceptance of our recommended Phase 2 dose regimen.  Patients in the Phase 2 portion of TRIDENT-1 will receive 160 mg of repotrectinib orally given daily for the first 14 days, after which the dose may be increased to 160 mg twice per day based on patient tolerability.  This Phase 2 portion is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. We plan to conduct the trial in approximately 100 sites in the U.S., Europe and Asia-Pacific regions, and enroll approximately 310 ROS1-positive and NTRK-positive NSCLC and advanced solid tumor patients across six single-arm basket cohorts, five of which are potentially registrational with one cohort additionally enrolling ALK-positive tumors that are not NSCLC. We anticipate reporting early interim data from initial patients from some of the registrational cohorts during the second half of 2020.

In addition to repotrectinib, our pipeline includes two multi-targeted kinase inhibitors: TPX-0022 (a novel MET/CSF1R/SRC inhibitor) and TPX-0046 (a novel RET/SRC inhibitor); and a series of next-generation ALK inhibitors, from which we anticipate selecting a final candidate for IND-enabling studies later this year. We initiated our Phase 1 clinical trial of TPX-0022 in patients with advanced solid tumors harboring genetic alterations in MET in July 2019 following clearance of the investigational new drug application (IND) in May 2019. The Phase 1 trial is designed to evaluate the overall safety profile, dosing and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg daily, followed by dose expansion cohorts with a targeted enrollment of 120 patients at sites in the U.S., Europe, and Asia-Pacific regions. The dose expansion cohorts are planned to enroll MET-therapy naïve and pretreated NSCLC patients with exon 14 skipping mutations; patients with MET-amplified NSCLC, hepatocellular, gastric and gastroesophageal cancers; and patients with other solid tumors harboring kinase domain mutations or MET fusions.  We anticipate reporting initial data from this Phase 1 trial in the second half of 2020. We are preparing to submit our IND for TPX-0046 and pending clearance by the FDA, we anticipate initiating our Phase 1 clinical trial for TPX-0046 in the second half of 2019.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of June 30, 2019, we had an accumulated deficit of $81.4 million and we incurred net losses of approximately $30.7 million and $9.8 million for the six months ended June 30, 2019 and 2018, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

On April 22, 2019, we completed our initial public offering whereby we sold an aggregate of 10,637,500 shares of our common stock at a price to the public $18.00 per share, resulting in net proceeds of $175.2 million after deducting underwriting discounts, commissions and offering costs payable by us.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses
Repotrectinib	$9,189	$2,501	$16,239	$5,695
Other research programs	4,522	1,868	7,923	3,018
Total research and development expenses	$13,711	$4,369	$24,162	$8,713

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance and administrative functions. General and administrative expenses also include travel expenses and direct and allocated facility-related costs, as well as professional fees for legal, accounting and tax-related services and insurance costs.

We anticipate that our general and administrative expenses will increase as a result of increased headcount, expanded infrastructure and higher consulting, legal, tax-related services and insurance related services associated being a public company.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and our available for sale marketable securities.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to preclinical and clinical study accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our prospectus dated April 16, 2019 that forms a part of our Registration Statements on Form S-1 (File Nos. 333-230428 and 333-230911), as filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, on April 18, 2019 (Prospectus).

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Statement of Operations Data:

Operating expenses:
Research and development	$13,711	$4,369	$9,342
General and administrative	4,743	803	3,940
Total operating expenses	18,454	5,172	13,282
Loss from operations	(18,454)	(5,172)	13,282
Other income, net	1,312	135	1,177
Net loss	$(17,142)	$(5,037)	$12,105

Research and Development Expenses

The $9.3 million increase in research and development expenses was primarily attributable to higher personnel related expenses as a result of additional employee head count and for higher research and development costs associated with developing repotrectinib, TPX-0022 and TPX-0046.

General and Administrative Expenses

The $3.9 million increase in general and administrative expenses was primarily attributable to higher personnel related expenses as a result of increased employee head count and professional fees for legal and accounting services incurred in connection with our transition to becoming a public company. In the second quarter of 2019, we incurred severance expense of $0.9 million as a result of the resignation of an executive in the second quarter of 2019.

Other Income, Net

The increase in other income was primarily driven by an increase in interest earned due to higher average investment account balances period over period.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Statement of Operations Data:

Operating expenses:
Research and development	$24,162	$8,713	$15,449
General and administrative	8,357	1,319	7,038
Total operating expenses	32,519	10,032	22,487
Loss from operations	(32,519)	(10,032)	22,487
Other income, net	1,830	262	1,568
Net loss	$(30,689)	$(9,770)	$20,919

Research and Development Expenses

The $15.4 million increase in research and development expenses was primarily attributable to higher personnel related expenses as a result of additional employee head count and for higher research and development costs associated with developing repotrectinib, TPX-0022 and TPX-0046.

General and Administrative Expenses

The $7.0 million increase in general and administrative expenses was primarily attributable to higher personnel related expenses as a result of increased employee head count and professional fees for legal and accounting services incurred in connection with our transition to becoming a public company. In the second quarter of 2019, we incurred severance expense of $0.9 million as a result of the resignation of an executive in the second quarter of 2019.

Other Income, Net

The increase in other income, net was primarily driven by an increase in interest income earned due to higher average interest earning balances period over period.

Liquidity and Capital Resources

At June 30, 2019, we had $250.2 million of cash and cash equivalents and available for sale marketable securities compared to $101.0 million at December 31, 2018. On April 22, 2019, we completed our initial public offering whereby we sold an aggregate of 10,637,500 shares of our common stock at a price to the public $18.00 per share, resulting in net proceeds of $175.2 million after deducting underwriting discounts, commissions and offering costs payable by us. Based on our current and anticipated level of operations, we believe that our cash and cash equivalents and available for sale marketable securities will be sufficient to fund current operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC..

Since inception, our operations have been financed primarily through the sale of equity and convertible preferred stock. Through June 30, 2019, we received net proceeds of approximately $321.9 million from the issuance of common and convertible preferred stock. Since inception, we have primarily devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. To fund future operations, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development activities, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We may seek to obtain additional financing in the future through equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

Our cash and cash equivalents and marketable securities, available for sale include money market funds, government agency securities, corporate debt and commercial paper.  We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Statement of Cash Flows Data:

Cash used in operating activities	$(27,139)	$(10,553)
Cash used in investing activities	(170,873)	(138)
Cash provided by financing activities	175,764	45

Operating Activities

The increase in cash used in operating activities of approximately $16.5 million was due to increased activities for the initiation of the Phase 2 portion of our TRIDENT-1 clinical trial and the increase in headcount to support the development of our pipeline.

Investing Activities

During the six months ended June 30, 2019, investing activities used approximately $170.9 million of cash, primarily resulting from the purchase of marketable securities of $170.7 million and the purchase of property and equipment of $0.2 million

Financing Activities

During the six months ended June 30, 2019, financing activities provided $175.8 million of cash, primarily resulting from the net proceeds from our IPO and for option exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all our cash and cash equivalents are held with a single financial institution. Due to its size, we believe this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2019, cash and cash equivalents and marketable securities, available for sale totaling $249.9 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities, available for sale are invested in short term, high grade securities. As a result, the Company believes its cash and cash equivalents and available for sale marketable securities represent a minimal credit risk.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales or from licenses or collaborations. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2019 and 2018, we reported a net loss of $30.7 million, and $9.8 million, respectively. As of June 30, 2019, we had an accumulated deficit of $81.4 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research, preclinical and clinical development of our lead drug candidate, repotrectinib, and our research efforts on other potential drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common and convertible preferred stock. From inception through June 30, 2019, we received an aggregate of $321.9 million in net proceeds from such sales. As of June 30, 2019, our cash and cash equivalents and available for sale marketable securities were $250.2 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials, including the Phase 2 portion of TRIDENT-1, our Phase 1 clinical trial of TPX-0022, our planned Phase 1/2 clinical trial of repotrectinib in pediatric patients, and our planned Phase 1 clinical trial of TPX-0046, and development of other pipeline drug candidates we may choose to pursue. In addition, if we obtain marketing approval for repotrectinib, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of repotrectinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•	successfully complete the Phase 2 portion of TRIDENT-1;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we decide to or are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, in initiating or completing our current and planned clinical trials for, or in the development of, any of our drug candidates, our expenses could increase materially and profitability could be further delayed.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that the net proceeds from our initial public offering, together with our cash and cash equivalents at June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 portion of TRIDENT-1 and any other additional planned clinical trials evaluating repotrectinib;
•	the scope, rate of progress, results and costs of drug design, preclinical development and clinical trials for the other drug candidates in our pipeline;
•	the extent to which we develop, in-license or acquire other pipeline drug candidates or technologies;
•	the number and development requirements of other drug candidates that we may pursue, and other indications for our current drug candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates and any companion diagnostics we may pursue;
•	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
•	the cost associated with commercializing any approved drug candidates, including to establish sales and marketing capabilities;
•	the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
•	the revenue, if any, received from commercial sales of repotrectinib, if approved, or our other pipeline drug candidates that receive marketing approval;
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

Risks Related to the Design and Development of Our Drug Candidates

We are early in our development efforts and our lead drug candidate, repotrectinib, is currently only in a Phase 2 clinical trialWe have not successfully completed late-stage clinical trials or obtained regulatory approval for any drug candidate. We may never obtain approval for any of our drug candidates or achieve or sustain profitability. *

We currently have no products that are approved for sale. We are early in our development efforts and have only recently initiated the Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib. Our only other drug candidate in clinical trials, TPX-0022 has only recently entered into a Phase 1 study. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

Many of these factors are beyond our control, and it is possible that none of our drug candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business. For example, our business could be harmed if results of our clinical trials of repotrectinib or our other drug candidates vary adversely from our expectations.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates.*

We currently have only two drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we have observed encouraging preliminary overall response rates in the dose escalation and dose expansion stage of the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib. For example, based on the lack of responses in the pretreated evaluable ALK+ patients enrolled in the Phase 1 portion of TRIDENT-1, we do not plan to enroll ALK+ NSCLC patients in the Phase 2 portion of TRIDENT-1.

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

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on, any of our clinical trials for a variety of reasons. In February 2018, we received a Deficiency–Potential Hold Issues letter from the FDA stating that the number of patients treated in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial exceeded the protocol-specified dose escalation enrollment plan. Additionally, the Development Safety Update Report (DSUR) and the Investigator’s Brochure (IB) had not been updated with available clinical safety information. Following discussion with the FDA, our IND was placed on partial clinical hold pending the submission of an amended protocol, an updated DSUR and updated IB. The partial clinical hold was removed on June 29, 2018 after the requested documents were revised and TRIDENT-1 resumed patient enrollment.

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

Before obtaining marketing approval from the FDA for the sale of repotrectinib or any other drug candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our contract research organizations (CROs) and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have only submitted two INDs: one IND for the current Phase 1/2 clinical trial of repotrectinib and one IND for the current Phase 1 clinical trial of TPX-0022. We still need to submit an IND for acceptance by the FDA prior to initiating our Phase 1 clinical trial of TPX-0046 and for any clinical trials in the United States for any of our other drug candidates. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA disagreeing as to the design or implementation of our clinical trials;
•	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;
•	failing to obtain regulatory clearance or approval of companion diagnostics we may use to identify patients for enrollment in our clinical trials;
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

Adverse side effects or other safety risks associated with repotrectinib or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with repotrectinib. As of the March 4, 2019 data cut-off date for the Phase 1 portion of our ongoing Phase 1/2 clinical trial of repotrectinib, TRIDENT-1, the most common treatment emergent adverse events were dizziness, dysgeusia, dyspnea, fatigue, constipation, paresthesia, anemia, nausea, cough, pyrexia, headache, vomiting, upper respiratory tract infection, ataxia, pain in extremity, abdominal pain, and muscular weakness, most of which were Grade 1 or Grade 2. In patients treated at 160 mg QD or above, the majority of TEAEs of dizziness, ataxia and paresthesia, occurred within the first 14 days after dosing.

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

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the drug candidate, the disease or the condition that the drug candidate is designed to treat and the regulations applicable to any particular drug candidate. For example, if successful, we believe that the Phase 2 portion of TRIDENT-1 may be sufficient to support FDA approval of an NDA for repotrectinib, but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the Phase 2 portion of TRIDENT-1, we may choose to seek Subpart H Accelerated Approval for repotrectinib, which would require completion of a confirmatory trial or trials to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of repotrectinib or any other drug candidate may not be predictive of the results of our later-stage clinical trials.

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

If we experience delays in obtaining approval or if we fail to obtain approval of repotrectinib or our other drug candidates, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates. While we have filed patent applications covering aspects of our drug candidates, we currently only have issued patents in the U.S., Europe, Japan, Eurasia, and Colombia covering the composition of matter of repotrectinib, TPX-0022 and certain structurally related compounds, and methods of using the compounds in the treatment of cancer.

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

There are a large number of pharmaceutical and biotechnology companies developing or marketing targeted treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. We expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; lorlatinib, which is marketed by Pfizer Inc. under the name Lobrena for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; and larotrectinib, which is marketed by Loxo Oncology Inc. and Bayer AG under the trade name Vitrakvi, which was recently approved by the FDA for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, clinical development for the treatment of ROS1+ NSCLC at companies including F. Hoffman-La Roche AG (entrectinib), Pfizer Inc. (lorlatinib), Betta Pharmaceuticals Co., Ltd. (ensartinib) and Exelixis, Inc. (cabozantinib) and TKIs in Phase 2, or later, clinical development for the treatment of TRK+ solid tumors at companies including F. Hoffman-La Roche AG (entrectinib), Loxo Oncology Inc. (LOXO-195) and Exelixis, Inc. (cabozantinib).

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of July 15, 2019, we had 77 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

A significant portion of our total outstanding shares eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 15, 2019, there were 31,336,384 shares of common stock issued and outstanding. Of these shares, 20,698,884 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 16,993,194 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Unregistered Sales of Equity Securities

Stock Option Grants

For the six months ended June 30, 2019, we granted options to purchase 1,472,323 shares of our common stock to certain of our employees with an exercise price of $14.47 per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

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

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily bank money market accounts. Through July 31, 2019, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our initial public offering, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1

Lease dated June 19, 2019 by and between Turning Point Therapeutics, Inc., and ARE-SD Region No. 44, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38871), filed with the SEC on June 21, 2019).

10.2

Third Amendment to Lease, dated June 19, 2019 by and between Turning Point Therapeutics, Inc., and ARE-SD Region No. 44, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38871), filed with the SEC on June 21, 2019).

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

Company Name

Date: August 6, 2019	By:	/s/ Athena Countouriotis
Athena Countouriotis
President & Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Brian Baker
Brian Baker
Vice President of Finance & Administration (Principal Financial and Accounting Officer)