Form 10-Q
period 2019-09-30
Turning Point Therapeutics, Inc.
filed 2019-11-04
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 15, 2019, the registrant had 35,849,541 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,421	$101,029
Marketable securities	251,154	–
Prepaid expenses and other current assets	5,795	494
Total current assets	429,370	101,523

Property and equipment, net	2,184	1,000
Right-of-use assets from operating leases	4,761	–
Security deposits	73	73
Deferred financing costs	–	684
Total assets	$436,388	$103,280

Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Liabilities:
Current liabilities:
Accounts payable	$3,811	$1,494
Accrued expenses and other current liabilities	2,950	2,415
Accrued compensation	3,784	1,413
Current portion of operating lease liabilities	1,175	–

Total current liabilities	11,720	5,322

Operating lease liabilities, net of current portion	4,144	448

Commitments and contingencies (Note 7)

Convertible preferred stock, $0.0001 par value; zero shares issued and outstanding as of September 30, 2019 and 65,423,901 shares issued and outstanding as of December 31, 2018; aggregate liquidation preference of $0 and $146,460 as of September 30, 2019 and December 31, 2018, respectively	–	145,916

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2019 and 104,000,000 shares authorized as of December 31, 2018; 35,839,196 shares issued and outstanding as of September 30, 2019; 3,411,516 shares issued and outstanding at December 31, 2018	4	1
Additional paid-in capital	522,123	2,346
Accumulated other comprehensive income	322	–
Accumulated deficit	(101,925)	(50,753)
Total stockholders’ equity (deficit)	420,524	(48,406)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$436,388	$103,280

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$16,640	$5,129	$40,802	$13,841
General and administrative	5,500	1,000	13,857	2,319
Total operating expenses	22,140	6,129	54,659	16,160
Loss from operations	(22,140)	(6,129)	(54,659)	(16,160)
Interest income	1,657	132	3,487	393
Net loss	$(20,483)	$(5,997)	$(51,172)	$(15,767)
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(24)	–	322	-
Comprehensive loss	$(20,507)	$(5,997)	$(50,850)	$(15,767)
Net loss per share, basic and diluted	$(0.63)	$(1.77)	$(2.54)	$(4.66)
Weighted-average common shares outstanding, basic and diluted	32,312,814	3,394,423	20,178,979	3,381,404

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$–	$(50,753)	$(48,406)
Option exercises	–	–	12,337	–	22	–	–	22
Stock-based compensation expense	–	–	–	–	1,926	–	–	1,926
Net loss	–	–	–	–	–	–	(13,547)	(13,547)
Balance at March 31, 2019	65,423,901	145,916	3,423,853	1	4,294	–	(64,300)	(60,005)
Issuance of common stock in connection with an initial public offering, net of underwriting discounts, commissions, and offering costs	–	–	10,637,500	1	175,150	–	–	175,151
Conversion of convertible preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	2	145,914	–	–	145,916
Option exercises	–	–	242,876	–	591	–	–	591
Stock-based compensation expense	–	–	–	–	3,059	–	–	3,059
Net loss	–	–	–	–	–	–	(17,142)	(17,142)
Other comprehensive income	–	–	–	–	–	345	–	345
Balance at June 30, 2019	–	–	31,297,423	4	329,008	345	(81,442)	247,915
Option exercises	–	–	41,773	–	96	–	–	96
Stock-based compensation expense	–	–	–	–	3,493	–	–	3,493
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions, and offering costs	–	–	4,500,000	–	189,526	–	–	189,526
Net loss	–	–	–	–	–	–	(20,483)	(20,483)
Other comprehensive loss	–	–	–	–	–	(23)	–	(23)
Balance at September 30, 2019	–	–	35,839,196	$4	$522,123	$322	$(101,925)	$420,524

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance at December 31, 2017	39,135,778	$66,161	3,367,742	$1	$1,123	$–	$(25,968)	$(24,844)
Option exercises	–	–	2,597	–	6	–	–	6
Stock-based compensation expense	–	–	–	–	85	–	–	85
Net loss	–	–	–	–	–	–	(4,733)	(4,733)
Balance at March 31, 2018	39,135,778	66,161	3,370,339	1	1,214	–	(30,701)	(29,486)
Option exercises	–	–	20,777	–	39	–	–	39
Stock-based compensation expense	–	–	–	–	137	–	–	137
Net loss	–	–	–	–	–	–	(5,037)	(5,037)
Balance at June 30, 2018	39,135,778	$66,161	3,391,116	$1	$1,390	$–	$(35,738)	$(34,347)
Option exercises	–	–	17,478	–	26	–	–	26
Stock-based compensation expense	–	–	–	–	179	–	–	179
Net loss	–	–	–	–	–	–	(5,997)	(5,997)
Balance at September 30, 2018	39,135,778	66,161	3,408,594	$1	$1,595	$–	$(41,735)	$(40,139)

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(51,172)	$(15,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,478	401
Depreciation	322	64
Accretion of discount on marketable securities	(846)	–
Amortization of right-of-use operating lease asset	707	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,618)	(49)
Accounts payable	1,196	506
Accrued expenses and other current liabilities	(122)	(1,257)
Accrued compensation	2,370	427
Net cash used in operating activities	(43,685)	(15,675)

Investing activities
Purchases of marketable securities	(264,909)	–
Maturities of marketable securities	14,923	–
Purchases of property and equipment	(983)	(221)
Net cash used in investing activities	(250,969)	(221)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	175,151	–
Proceeds from issuance of common stock in public offering, net	190,186	–
Proceeds from issuance of common stock from stock option exercises	709	71
Net cash provided by financing activities	366,046	71

Net increase (decrease) in cash and cash equivalents	71,392	(15,825)
Cash and cash equivalents at the beginning of period	101,029	45,033
Cash and cash equivalents at the end of period	$172,421	$29,208

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$523	$–
Costs incurred in connection with the public offering included in accounts payable and accrued expenses	$660	$-
Operating lease liabilities arising from obtaining right-of-use assets	$5,554	$-

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

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The condensed balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s prospectus dated April 16, 2019 that forms a part of the Company’s Registration Statements on Form S-1, as filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, on April 18, 2019.

Public Offerings

On April 22, 2019, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 10,637,500 shares of its common stock at a price to the public of $18.00 per share. The net proceeds from the IPO were approximately $175.2 million after deducting underwriting discounts and commissions of $13.4 million and offering expenses of approximately $2.9 million paid by the Company. At the closing of the IPO, 65,423,901 shares of outstanding convertible preferred stock were automatically converted into 16,993,194 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding.

On September 10, 2019, the Company completed an underwritten public offering of its common stock, which resulted in the issuance and sale of an aggregate of 4,500,000 shares of common stock at a public offering price of $45.00 per share. The net proceeds from the offering were approximately $189.5 million, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of approximately $0.8 million payable by the Company.

Reverse Stock Split

On April 5, 2019, the Company effected a 1-for-3.85 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not adjusted as a result of the reverse stock split. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented.

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed financial statements for the quarter ended September 30, 2019 are issued.

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

Marketable securities

The Company classifies all marketable securities as available for sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis and are also included in interest income. The Company’s marketable securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends, and has the ability, to hold its investments until their amortized cost basis has been recovered.

Concentration of Credit Risk

Substantially all the Company’s cash and money market funds are held with a single financial institution. Due to its size, the Company believes this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2019, the Company had $423.4 million in excess of the FDIC insured limit. At September 30, 2019, the Company’s money market funds and marketable securities are not subject to FDIC insurance. The Company’s money market funds and marketable securities are invested in short term, high grade securities. As a result, the Company believes its money market and marketable securities represent a minimal credit risk.

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

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since inception. As of September 30, 2019, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property related expenses were $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and were $0.6 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee and non-employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of actual forfeitures during the period. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to the Company’s IPO, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s Board of Directors.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which is convertible into shares of the Company’s common stock. No shares related to the convertible preferred stock were included in the diluted net loss calculation for the three and nine months ended September 30, 2019 or 2018 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the three and nine months ended September 30, 2019 and 2018 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible preferred stock (as converted)	–	10,165,120	–	10,165,120
Common stock options	5,119,383	1,030,176	5,119,383	1,030,176
Total	5,119,383	11,195,296	5,119,383	11,195,296

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements.

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

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At September 30, 2019, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	2 years or less	$28,607	$13	$(4)	$28,616
Corporate debt securities	2 years or less	119,313	233	(6)	119,540
Commercial paper	1 years or less	102,913	101	(16)	102,998
Total marketable securities		$250,833	$347	$(26)	$251,154

The Company’s marketable securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. Gross realized gains and losses on available for sale securities were immaterial during the three and nine months ended September 30, 2019. At December 31, 2018, the Company had no marketable securities.

None of the investments have been in a gross unrealized loss for a period greater than 12 months. The Company did not identify any other-than-temporary losses as of September 30, 2019.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. During the three and nine months ended September 30, 2019, the Company had no Level 3 financial assets or liabilities that were subject to fair value measurements on a recurring basis. During the three and nine months ended September 30, 2018, the Company had no Level 2 or 3 financial assets or liabilities that were subject to fair value measurements on a recurring basis.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds included in cash and cash equivalents	$163,403	$-	$-	$163,403
U.S. government agency securities	-	28,616	-	28,616
Corporate debt securities	-	119,540	-	119,540
Commercial paper	-	111,608	-	111,608
Total marketable securities	$163,403	$259,764	$-	$423,167

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Money market funds included in cash and cash equivalents	$98,268	-	-	$98,268

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$785	$388
Computer equipment and software	708	138
Tenant improvements	911	679
Furniture and fixtures	201	66
	2,605	1,271
Less: accumulated depreciation	(421)	(271)
Total	$2,184	$1,000

Depreciation expense was $0.1 million and $25,000 for the three months ended September 30, 2019 and 2018, respectively and depreciation expense was $0.3 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued research and development expenses	$2,514	$1,677
Accrued general and administrative expenses	332	548
Other current liabilities	104	190
Total	$2,950	$2,415

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

On January 1, 2019, in conjunction with the adoption of the guidance in ASU 2016-02 - “Leases”, the Company recognized a right-of-use asset and corresponding lease liability for its facility lease as the present value of lease payments not yet paid at January 1, 2019. The right-of-use asset and corresponding lease liability was estimated assuming the remaining lease term of 36 months at January 1, 2019, and an estimated discount rate of 8.5%, which was the Company’s incremental borrowing rate at the date of adopting ASC 842. The Company recorded a lease liability of $2.3 million and a right-of-use asset of $1.7 million, which is net of $0.6 million of the Company’s previously capitalized tenant improvement allowance and deferred rent, upon adoption.

In June 2019, the Company amended the terms of its existing facility lease in conjunction with entering into a lease for additional office and laboratory space and agreed to surrender a portion of its current laboratory and office space and to extend the lease term for its remaining laboratory and office space to June 30, 2023. The execution of the new lease and the amendment to the Company’s existing facility lease were accounted for as a single contract for accounting purposes, as the counterparty to both contracts is the Company’s existing landlord and both agreements were negotiated contemporaneously as a whole to achieve the same commercial objective.

In June 2019, the Company accounted for the partial surrender of office and laboratory space as a reduction to its existing right-of-use asset and liability totaling $0.6 million, and $0.9 million, respectively. The difference between these amounts was recorded as a deferred gain of $0.3 million. The deferred gain was recorded as an offset to the right of use asset recorded by the Company on July 1, 2019.

In June 2019, and in connection with the extension of the lease term of the Company’s previously existing office and laboratory space, the Company recognized an incremental increase of $0.5 million to its existing right of use asset and lease liability. The adjustment was computed assuming a lease term ending in June 2023 and an estimated incremental borrowing rate of 8.5%. This right-of-use asset was recorded net of $0.3 million associated with the lease extension, which represents the Company’s net unamortized capitalized tenant improvement allowance and deferred rent.

The new lease commenced in July 2019 and the lease expiration date is June 30, 2023. In addition to base rental payments under this lease, which escalate over the term of the lease, the Company will also be responsible for the payment of its share of the estimated annual operating expenses, property tax expenses, and utilities costs related to this lease of additional space. The lease also contains an option to extend the lease term on all leased space for one additional five-year term. As of July 1, 2019, the Company was not reasonably certain that it would exercise the extension option, and as such, will not include this option in the determination of the total lease term for accounting purposes. The right-of-use asset and corresponding lease liability was estimated assuming the remaining lease term of 48 months at July 1, 2019, and an estimated discount rate of 8.5%, which was the Company’s incremental borrowing rate at the date of the lease commencement. The Company recorded a lease liability of $4.0 million and a right-of-use asset of $3.7 million, which is net of $0.3 million of the Company’s deferred gain from the office and laboratory space surrendered in June 2019.

Future minimum payments under the amended lease as of September 30, 2019 are as follows (in thousands):

2019 (Three months remaining)	$375
2020	1,619
2021	1,668
2022	1,718
2023	872
Total future minimum lease payments	6,252
Less: Amounts representing interest	(933)
Total lease liability	$5,319
Remaining lease term	3.8 years

Rent expense was $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and was $0.7 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company made cash payments related to its operating lease agreement of $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.8 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

8. Related Party Transactions

The Company has entered into several contracts for drug product development and manufacturing with a vendor for which one of the Company’s former directors is a co-founder and part owner. The Company paid this related party $0.1 million for the nine months ended September 30, 2019 and 2018, respectively, for drug product development and manufacturing services. The Company did not make any related party payments for the three months ended, September 30, 2019 and 2018, respectively and did not have any unpaid invoices with the related party as of each of September 30, 2019 and 2018.

9. Equity

The Company’s 2019 Equity Incentive Plan as amended (the Plan), provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. As of September 30, 2019, the Plan had a maximum of 2,834,049 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant. Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire between one and three months after employee termination. Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at September 30, 2019, had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $32.92 and zero for the three months ended September 30, 2019 and 2018, respectively and was $20.12 and $3.64, for the nine months ended September 30, 2019 and 2018, respectively.

The following summarizes option activity under the Plan for the nine months ended September 30, 2019 (amounts in thousands, except share amounts):

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2018	3,597,638	$4.40	9.50	$15,056
Options granted	2,120,923	$24.59
Options exercised	(296,986)	$2.39
Options cancelled	(302,192)	$6.14
Balances as of September 30, 2019	5,119,383	$12.78	9.08	$133,525

Options exercisable as of September 30, 2019	924,997	$4.44	8.17	$30,681

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

The fair values of the employee stock options granted under the Plan were estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.64%	–%	2.18%	2.79%
Volatility	80.2%	–%	79.6%	82.5%
Expected term (in years)	6.06	—	6.05	6.04
Dividend yield	–%	–%	–%	–%

Stock-based compensation expense, net of forfeitures, is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,771	$120	$4,052	$237
General and administrative	1,722	59	4,426	163
Total stock-based compensation	$3,493	$179	$8,478	$400

As of September 30, 2019, there was $50.7 million in total unrecognized compensation expense to be recognized over a weighted average period of 3.11 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	September 30,	December 31,
	2019	2018
Conversion of preferred stock outstanding	–	16,993,194
Common stock options outstanding	5,119,383	3,597,638
Shares available for issuance under equity incentive plans	2,834,049	1,816,266
Total	7,953,432	22,407,098

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission (SEC), on April 18, 2019 relating to our Registration Statements on Form S-1 (File Nos. 333-230428 and 333-230911) (the Prospectus). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Turning Point Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies to address key limitations of existing therapies and improve the lives of patients. Our internally developed and wholly owned pipeline of next-generation tyrosine kinase inhibitors (TKIs) targets numerous genetic drivers of cancer in both TKI-naive and TKI-pretreated patients. The pervasive challenges of intrinsic and acquired treatment resistance often limit the response rate and durability of existing therapies. One of these challenges is the emergence of solvent front mutations, which are a common cause of acquired resistance to currently approved therapies for ROS1, TRK and ALK kinases. We have developed a macrocycle platform enabling us to design proprietary small, compact TKIs with rigid three-dimensional structures that potentially bind to their targets with greater precision and affinity than other kinase inhibitors. We believe the TKIs generated from our macrocycle platform have the potential to be best-in-class.

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small cell lung cancer (NSCLC) and patients with ROS1+, NTRK+ or ALK+ advanced solid tumors. We initiated the multi-cohort Phase 2 registrational portion of TRIDENT-1 in June 2019 and are planning an early interim data read-out from initial patients from some of the registrational cohorts within the Phase 2 portion of TRIDENT-1 in the second half of 2020. We plan to conduct the trial in approximately 100 sites in the United States, Europe and Asia-Pacific regions, and to enroll a total of approximately 310 patients with ROS1+ advanced NSCLC or NTRK+ advanced solid tumors across five single-arm basket cohorts, which are potentially registrational, with one additional cohort which will enroll patients with ALK+ and ROS+ tumors that are not NSCLC, and is not registrational. We also anticipate initiating our Phase 1/2 open label, multi-center, dose-escalation, safety, pharmacokinetics and pharmacodynamics clinical trial of repotrectinib in pediatric patients with ROS1+, NTRK+ or ALK+ advanced solid tumors in the fourth quarter of 2019. The Phase 1 portion of the study plans to enroll up to 12 pediatric patients under the age of 12 at the adult equivalent dose of 160 mg QD. In parallel, the Phase 2 portion will enroll approximately 60 patients aged 12 to 25 years into 3 cohorts: NTRK TKI-treatment naïve; NTRK TKI-pretreated patients; and other solid tumors with ALK or ROS1 or NTRK alterations who are not eligible for Cohort 1 or 2, each at the recommended Phase 2 dose regimen currently utilized in the ongoing Phase 2 TRIDENT-1 study.

In addition to repotrectinib, our pipeline includes two multi-targeted kinase inhibitors, TPX-0022 (a novel MET/CSF1R/SRC inhibitor) and TPX-0046 (a novel RET/SRC inhibitor), and a series of next-generation ALK inhibitors, from which we anticipate selecting a final candidate for investigational new drug application (IND)-enabling studies later this year. We initiated our Phase 1 clinical trial of TPX-0022 in patients with advanced solid tumors harboring genetic alterations in MET in July 2019 following clearance of the IND in May 2019. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg daily, or QD, followed by dose expansion cohorts with a targeted enrollment of 120 patients at sites in the United States, Europe, and Asia-Pacific regions. The dose expansion cohorts are planned to enroll MET therapy-naïve and pretreated NSCLC patients with MET exon 14 skipping mutations; patients with MET-amplified NSCLC, hepatocellular, gastric or gastroesophageal cancer; and patients with other solid tumors harboring MET kinase domain mutations or MET fusions. We anticipate reporting initial data from this Phase 1 trial in the second half of 2020. Our IND for TPX-0046 cleared in September 2019, and we anticipate initiating our Phase 1/2 clinical trial in patients with advanced solid tumors harboring RET genetic alterations in the fourth quarter of 2019. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrolment of approximately 50 patients in the Phase 1 dose escalation portion, and approximately 300 patients in the Phase 2 expansion portion at sites in the United States, Europe and Asia-Pacific regions. The study design allows intra-patient dose escalation based on tolerability in both RET TKI-treatment naïve and -pretreated patients.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of September 30, 2019, we had an accumulated deficit of $101.7 million and we incurred net losses of approximately $51.2 million for the nine months ended September 30, 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We will not generate revenue from product sales unless we successfully complete clinical development and obtain regulatory approval for our drug candidates. If we obtain regulatory approval for any of our drug candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. We also expect to incur additional costs associated with operating as a public company.

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

On April 22, 2019, we completed an initial public offering whereby we sold an aggregate of 10,637,500 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $175.2 million after deducting underwriting discounts, commissions and other offering costs.

On September 10, 2019, we completed an additional public offering of our common stock which resulted in the issuance and sale of 4,500,000 shares of common stock at a price of $45.00 per share, resulting in net proceeds of $189.5 million after deducting underwriting discounts and commissions and other offering costs.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales, licenses or collaborations and do not expect to generate any revenue from the sale of products in the foreseeable future, if ever. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses
Repotrectinib	$10,689	$2,435	$26,664	$8,130
Other research programs	5,951	2,694	14,138	5,711
Total research and development expenses	$16,640	$5,129	$40,802	$13,841

We anticipate that our research and development expenses will increase as a result of increased headcount, expanded infrastructure and higher consulting related to the initiation and expansion of our new and ongoing clinical and preclinical activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance and administrative functions. General and administrative expenses also include travel expenses and direct and allocated facility-related costs, as well as professional fees for legal, accounting and tax-related services and insurance costs.

We anticipate that our general and administrative expenses will increase as a result of increased headcount, expanded infrastructure and higher consulting, legal, tax-related services and insurance costs associated being a public company.

Interest Income

Interest income consists of interest earned on cash and cash equivalents and our marketable securities.

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

There were no significant changes during the nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in the Prospectus.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Statement of Operations Data:

Operating expenses:
Research and development	$16,640	$5,129	$11,511
General and administrative	5,500	1,000	4,500
Total operating expenses	22,140	6,129	16,011
Loss from operations	(22,140)	(6,129)	16,011
Other income, net	1,657	132	1,525
Net loss	$(20,483)	$(5,997)	$14,486

Research and Development Expenses

The $11.5 million increase in research and development expenses was primarily attributable to higher personnel related expenses as a result of additional employee headcount and for higher research and development costs associated with developing repotrectinib, TPX-0022 and TPX-0046.

General and Administrative Expenses

The $4.5 million increase in general and administrative expenses was primarily attributable to higher personnel related expenses as a result of increased employee headcount and professional fees for legal and accounting services incurred in connection with our transition to becoming a public company.

Other Income, Net

The $1.5 million, net increase in other income was primarily driven by an increase in interest income earned due to higher average investment account balances period over period.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Statement of Operations Data:

Operating expenses:
Research and development	$40,802	$13,841	$26,961
General and administrative	13,857	2,319	11,538
Total operating expenses	54,659	16,160	38,499
Loss from operations	(54,659)	(16,160)	38,499
Other income, net	3,487	393	3,094
Net loss	$(51,172)	$(15,767)	$35,405

Research and Development Expenses

The $27.0 million increase in research and development expenses was primarily attributable to higher personnel related expenses as a result of additional employee headcount and for higher research and development costs associated with developing repotrectinib, TPX-0022 and TPX-0046.

General and Administrative Expenses

The $11.5 million increase in general and administrative expenses was primarily attributable to higher personnel related expenses as a result of increased employee headcount and professional fees for legal and accounting services incurred in connection with our transition to becoming a public company. In the second quarter of 2019, we incurred severance expense of $0.9 million as a result of the resignation of an executive.

Other Income, Net

The $3.1 million increase in other income, net was primarily driven by an increase in interest income earned due to higher average investment account balances period over period.

Liquidity and Capital Resources

Based on our current and anticipated level of operations, we believe that our cash and cash equivalents and marketable securities will be sufficient to fund current operations for at least one year from the date that this Quarterly Report on Form 10-Q is filed with the SEC. At September 30, 2019, we had $423.6 million of cash and cash equivalents and marketable securities. Our cash and cash equivalents and marketable securities include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Since inception, our operations have been financed primarily through the sale of equity and convertible preferred stock. Through September 30, 2019, we received net proceeds of approximately $511.4 million from the issuance of common stock and convertible preferred stock. Most recently, on April 22, 2019, we completed our initial public offering whereby we sold an aggregate of 10,637,500 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $175.2 million after deducting underwriting discounts, commissions and offering costs payable by us. In addition, on September 10, 2019, we completed an additional public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,500,000 shares of common stock at a price of $45.00 per share, resulting in net proceeds of $189.5 million after deducting underwriting discounts and commissions and other offering costs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Statement of Cash Flows Data:

Cash used in operating activities	$(43,685)	$(15,675)	$(28,010)
Cash used in investing activities	(250,969)	(221)	(250,748)
Cash provided by financing activities	366,046	71	365,975

Operating Activities

During the nine months ended September 30, 2019, operating activities used approximately $43.7 million due to increased activities for the initiation of the Phase 2 portion of our TRIDENT-1 clinical trial and the increase in headcount to support the development of our pipeline. During the nine months ended September 30, 2018, operating activities used approximately $15.7 million due to increase in headcount to support the development of our pipeline.

Investing Activities

During the nine months ended September 30, 2019, investing activities used approximately $251.0 million primarily resulting from the purchase of marketable securities of $264.9 million and purchases of property and equipment of $1.5 million, offset by maturities of investments of $14.9 million.

During the nine months ended September 30, 2018, investing activities used approximately $0.2 million primarily resulting from the purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019, financing activities provided $366.0 million of cash, primarily resulting from the net proceeds from our IPO and public offering in September 30, 2019 and for option exercises. During the nine months ended September 30, 2018, financing activities provided approximately $0.1 million primarily as a result from the proceeds from option exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all our cash and cash equivalents are held with a single financial institution. Due to its size, we believe this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2019, cash and cash equivalents and marketable securities totaling $423.4 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities. As a result, we believe that our cash and cash equivalents and marketable securities represent a minimal credit risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability. *

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales or from licenses or collaborations. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the nine months ended September 30, 2019, we reported a net loss of $51.2 million. As of September 30, 2019, we had an accumulated deficit of $101.7 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through September 30, 2019, we received an aggregate of $511.4 million in net proceeds from such sales. As of September 30, 2019, our cash and cash equivalents and marketable securities were $423.6 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials, including the ongoing Phase 2 portion of TRIDENT-1, our ongoing Phase 1 clinical trial of TPX-0022, our planned Phase 1/2 clinical trial of repotrectinib in pediatric patients, and our planned Phase 1/2 clinical trial of TPX-0046, and any other clinical trials or development activities we may choose to pursue. In addition, if we obtain marketing approval for repotrectinib, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of repotrectinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We will require substantial additional funding. If we are unable to raise capital on favorable terms when needed, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts. *

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead drug candidate, repotrectinib, and other drug candidates through clinical development and further develop our pipeline. We expect increased expenses as we continue our research and development, initiate additional clinical trials, and seek marketing approval for our lead program and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 portion of TRIDENT-1 and any other additional planned clinical trials evaluating repotrectinib;
•	the scope, rate of progress, results and costs of drug design, preclinical development and clinical trials for the other drug candidates in our pipeline, including TPX-0022 and TPX-0046;
•	the extent to which we develop, in-license or acquire other pipeline drug candidates or technologies;
•	the number and development requirements of other drug candidates that we may pursue, and other indications for our current drug candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates and any companion diagnostics we may pursue;
•	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	the cost associated with commercializing any approved drug candidates, including to establish sales and marketing capabilities;
•	the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
•	the revenue, if any, received from commercial sales of repotrectinib, if approved, or our other pipeline drug candidates that receive marketing approval;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates. *

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

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

Risks Related to the Design and Development of Our Drug Candidates

We are early in our development efforts and our lead drug candidate, repotrectinib, is currently in a Phase 2 potentially registrational clinical trial. We have not successfully completed late-stage clinical trials or obtained regulatory approval for any drug candidate. We may never obtain approval for any of our drug candidates or achieve or sustain profitability. *

We currently have no products that are approved for sale. We are early in our development efforts and have only recently initiated and begun patient dosing in the Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib. Our only other drug candidate currently in clinical trials, TPX-0022, has only recently entered into a Phase 1 study. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

 Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates. *

We currently have two drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we have observed encouraging preliminary overall response rates in the dose escalation and dose expansion stage of the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib. For example, based on the lack of responses in the pretreated evaluable ALK+ patients enrolled in the Phase 1 portion of TRIDENT-1, we do not plan to enroll ALK+ NSCLC patients in the Phase 2 portion of TRIDENT-1.

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

Any delays in the commencement or completion, or termination or suspension, of our ongoing, planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects. *

Before we can initiate clinical trials of a drug candidate in any indication, we must submit the results of preclinical studies to the FDA along with other information, including information about the drug candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

Before obtaining marketing approval from the FDA for the sale of repotrectinib or any other drug candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our contract research organizations (CROs) and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have submitted three INDs: one IND for the current Phase 1/2 clinical trial of repotrectinib; one IND for the current Phase 1 clinical trial of TPX-0022; and one IND for the planned Phase 1/2 clinical trial of TPX-0046. We will require the acceptance by the FDA of an IND prior to initiating any clinical trials in the United States for any of our other potential drug candidates. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;
•	obtaining FDA authorization to commence a trial or reaching a consensus with the FDA on trial design;
•	failing to obtain regulatory clearance or approval of companion diagnostics we may use to identify patients for enrollment in our clinical trials;
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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented. *

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for drug candidates that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. This is acutely relevant for our development of repotrectinib for the treatment of patients with NTRK+ advanced solid tumors, an indication for which the approved TKIs, larotrectinib and entrectinib, are required to complete post-marketing studies, and our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors, an indication for which investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with repotrectinib or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. *

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with repotrectinib. As of the July 22, 2019 data cut-off date for the Phase 1 portion of our ongoing Phase 1/2 clinical trial of repotrectinib, TRIDENT-1, the most common treatment emergent adverse events were dizziness, dysgeusia, anemia, constipation, fatigue, dyspnea, paresthesia, nausea, cough, pyrexia, headache, vomiting, ataxia, myalgia, upper respiratory tract infection, abdominal pain, muscular weakness, and pain in extremity, most of which were Grade 1 or Grade 2. In patients treated at 160 mg QD or above, the majority of TEAEs of dizziness, ataxia and paresthesia occurred within the first 14 days after dosing.

Of all 93 patients in the safety population, three patients discontinued treatment due to adverse events (one with a Grade 3 pleural effusion, another with a dose limiting toxicity, or DLT, of Grade 3 hypoxia/dyspnea, and one with Grade 1 dyspnea) that were determined to be related to study treatment. As of the July 22, 2019 data cut-off date, five Grade 5 TEAEs have occurred, with four, respiratory failure (n=2), pneumonia (n=1), and sepsis (n=1), determined not to be related to treatment. The four Grade 5 TEAEs that were determined to not be treatment related include: one patient with NTRK+ angiosarcoma on the right leg with a pre-existing open wound infection on the left leg who was treated at 40 mg QD and developed Grade 5 sepsis and died seven days after stopping repotrectinib; one patient with ROS1+ NSCLC treated at 40 mg QD who developed Grade 5 respiratory failure due to disease progression five days after repotrectinib discontinuation; one ROS1+ NSCLC patient with Grade 5 respiratory failure reported as related to disease progression and not treatment-related, who was initially treated at 120 mg QD and dose escalated to 160 mg BID due to disease progression 30 days prior to the event; and one ROS1+ NSCLC patient who had a past medical history of pericardial tamponade prior to study entry and was previously treated with multiple rounds of chemotherapy/immunotherapy and crizotinib, who was initially treated at 160 mg QD and dose escalated to 160 mg BID, who developed worsening pneumonia and died 10 days after discontinuing repotrectinib. The fifth Grade 5 TEAE involved a patient with ALK+ NSCLC and a past medical history of diabetes, obesity and hypertension who was dosed at 240 mg QD (once daily) of repotrectinib and experienced a Grade 5 event of sudden death on day 10 of cycle 1, which we determined to be possibly related to study treatment.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data. *

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary data analyses for the Phase 1 portion of our TRIDENT-1 trial announced in June and September 2018, and interim updates from the data cut-off dates of March 2019 and July 2019. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates. *

We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We are co-developing repotrectinib with a next-generation sequencing-based companion diagnostic. A prototype companion diagnostic has been developed and is being used as a clinical trial assay to confirm the presence of ROS1+, NTRK+ or ALK+ gene fusions in patients prior to enrollment into the Phase 2 portion of TRIDENT-1. We have selected a diagnostic partner to support development of the companion diagnostic and filing of a pre-market approval (PMA) application to the FDA. In May 2019, the FDA approved an investigational device exemption (IDE) for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1. An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our drug candidates. Moreover, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests. *

In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to clinical trials in conjunction with the clinical trials for drug candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an IDE. In the case of a companion diagnostic that is designated as “significant risk device,” such as the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1, approval of an IDE by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding drug candidate. In May 2019 the FDA approved an IDE for the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our drug candidates. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

Risks Related to Our Dependence on Third Parties

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects. *

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials and other studies of repotrectinib and your other drug candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, our CROs, clinical investigators and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for drug candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for repotrectinib or any other drug candidates, on a timely basis or at all.*

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to repotrectinib, TPX-0022 and TPX-0046, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of a new drug application (NDA) to the FDA and we are not permitted to market any drug candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

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

Any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved. *

Any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the Food, Drug, and Cosmetic Act (FDCA) and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

Our relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings. *

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to physician payments and other transfers of value and ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and decrease the prices we may obtain. *

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. President’s administration issued budget proposals for fiscal years 2019 and 2020 that contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. In addition, the current U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has started soliciting feedback on some of these measures and, at the same, is implementing others under its existing authority. Although some of these measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any. *

In some countries, particularly the countries of the European Union (EU), the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In addition, the recent United Kingdom referendum on its membership in the EU resulted in a majority of United Kingdom voters voting to leave the EU, often referred to as “Brexit”. Brexit could lead to legal and regulatory uncertainty in the United Kingdom and may lead to the United Kingdom and EU adopting divergent laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the United Kingdom.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our drug candidates successfully may be adversely affected. *

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the composition of matter of our drug candidates, for example, repotrectinib, the methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates. While we have filed patent applications covering aspects of our drug candidates, we currently only have issued patents in the United States, Europe, Japan, Eurasia, and Colombia covering the composition of matter of repotrectinib, TPX-0022, certain structurally related compounds, and methods of using the compounds in the treatment of cancer. We also have one issued patent in China covering the composition of matter of repotrectinib, certain structurally related compounds, and their use in the treatment of certain diseases, including cancer.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed. *

While we have obtained composition of matter patents with respect to two of our drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. We seek to protect our trade secrets and proprietary know-how in part by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects our business and competitive position could be materially harmed.

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

Risks Related to the Commercialization of Our Drug Candidates

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected. *

The total addressable market opportunity for repotrectinib and our other drug candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each such drug candidate if our drug candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug and any related companion diagnostic pricing and their reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. *

The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current drug candidates, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a large number of pharmaceutical and biotechnology companies developing or marketing targeted treatments for cancer that would be competitive with the drug candidates we are developing, if our drug candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors. We expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC, and entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC; lorlatinib, which is marketed by Pfizer Inc. under the name Lorbrena for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; and both larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, and entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, which were recently approved by the FDA for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, clinical development for the treatment of ROS1+ NSCLC at companies including against Pfizer Inc. (lorlatinib), Betta Pharmaceuticals Co., Ltd. (ensartinib) and Exelixis, Inc. (cabozantinib) and TKIs in Phase 2, or later, clinical development for the treatment of TRK+ solid tumors at companies including Loxo Oncology Inc. (LOXO-195) and Exelixis, Inc. (cabozantinib).

We expect that TPX-0022 will compete against other compounds which are in phase 2 or later clinical development for the treatment of MET+ tumors at companies including Novartis Pharmaceutical Corporation (capmatinib), Astrazeneca (savolitinib), Merck KGaA (tepotinib), Pfizer Inc. (crizotinib), and Exelixis, Inc. (cabozantinib). We expect that TPX-0046 will compete against other compounds in phase 2 or later clinical development for the treatment of RET+ cancers at companies including Eli Lilly and

Company (selpercatinib) and Blueprint Medicines (pralsetinib) and approved drugs for the treatment of medullary thyroid cancer including cabozantinib which is marketed by Exelixis, Inc. as Cometriq and vandetinib which is marketed by Sanofi Genzyme as Caprelsa.

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

 Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business. *

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if such drug candidates obtain marketing approval.

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs, private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. Additionally, companion diagnostic tests we may develop for use with our product candidates require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel. *

We are highly dependent on the development and managerial expertise of Athena Countouriotis, M.D., our President and Chief Executive Officer, and the research expertise of Jingrong Jean Cui, Ph.D., our founder and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. *

As of September 30, 2019, we had 87 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of repotrectinib or any of our other current or future drug candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of repotrectinib or any of our other current or future drug candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize repotrectinib, our other pipeline drug candidates or any future drug candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading. *

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct, or (v) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We maintain a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our internal information technology systems, or those of our third-party CROs or other vendors, contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business. *

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, vendors, and other contractors and consultants who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of repotrectinib or any other drug candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. *

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (GDPR) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, they are subject to pending legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal data of Europeans outside of Europe and adversely impact our business.

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

Risks Related to Our Common Stock

The trading price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses. *

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through September 30, 2019, has ranged from a low of $26.67 to a high of $57.76. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

•	receipt of, or failure to obtain, regulatory approvals;
•	lower than expected market acceptance of our product candidates following approval, if any, for commercialization;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our drug candidates or clinical development programs;
•	the results of our efforts to design, develop, acquire or in-license additional technologies or drug candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	rumors or announcements regarding transactions involving our company or drug candidates;
•	proposed changes to healthcare laws in the United States or foreign jurisdictions, or speculation regarding such changes;
•	market conditions or trends in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other events or factors, including those described in this “Risk Factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval. *

Our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding capital stock beneficially own shares representing a significant percentage of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would be able to significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock. *

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

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

•

provide that special meetings of our stockholders may be called only by the chair of our board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (Securities Act), but stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations thereunder; and provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (Exchange Act), or any other claim for which the federal courts have exclusive jurisdiction.

The amendment of any of these provisions, with the exception of the ability of our board of directors to issue shares of preferred stock and designate any rights, preferences and privileges thereto, would require approval by the holders of at least 66-2/3% of our then-outstanding common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. *

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware and (vi) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will apply to suits brought to enforce a duty or liability created by the Securities Act, but stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations thereunder; and provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline. *

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

A significant portion of our total outstanding shares have recently become eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well. *

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 15, 2019, we had 35,849,541 shares of common stock issued and outstanding. While the lock-up agreements from our initial public offering expired on October 14, 2019, in connection with our September 2019 public offering, we, and our directors, executive officers and certain of our stockholders have agreed that for a period of 90 days following September 5, 2019, subject to certain exceptions, we or they will not dispose of or hedge any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock without prior written consent of Goldman Sachs & Co. LLC and SVB Leerink LLC. We refer to such period as the lock-up period. When the lock-up period expires, we and our securityholders subject to a lock-up agreement will be able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC and SVB Leerink LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Moreover, holders of an aggregate of 16,993,194 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered on Form S-8 all shares of common stock that we may issue under our equity compensation plans. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities. *

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. *

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

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors. *

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) date on which we qualify as a large accelerated filer.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements in this prospectus, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Legal, political and economic uncertainty surrounding the planned exit of the UK from the EU may be a source of instability in international markets, create currency fluctuations and pose additional risks to our business operations and financial condition.*

The United Kingdom’s referendum to leave the EU, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the EU and there is the potential that the United Kingdom and the EU may not agree to a withdrawal arrangement before the date the United Kingdom leaves the EU. During this period of negotiation and afterwards, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty. In the short and medium term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies, which may have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Unregistered Sales of Equity Securities

Stock Option Grants

For the nine months ended September 30, 2019, we granted options to purchase 2,120,923 shares of our common stock to certain of our employees and our Board of Directors with a weighted average exercise price of $24.59 per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

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

Upon receipt, the net proceeds from our initial public offering were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2019, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short- and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in the Prospectus. We cannot predict with certainty all of the particular uses for the net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the

Registrant’s Current Report on Form 8-K, filed with the SEC on April 22, 2019, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 22, 2019, and incorporated by reference herein).

4.1

Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s

Registration Statement on Form S-1, as amended, filed with the SEC on April 8, 2019, and incorporated by reference herein).

10.1†

Executive Employment Agreement, dated July 25, 2019, by and between the Registrant and Yi

Larson (filed as Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed with the SEC on July 29, 2019, and incorporated by reference herein).

10.2†

Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) (filed as Exhibit

10.2 to the Registrant’s Current on Form 8-K, filed with the SEC on July 29, 2019, and incorporated by reference herein).

10.3†	Executive Employment Agreement, dated October 30, 2019, by and between the Registrant and Mohammad Hirmand, M.D.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†	Indicates management contract or compensatory plan.

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

Company Name

Date: November 4, 2019	By:	/s/ Athena Countouriotis
Athena Countouriotis
President & Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2019	By:	/s/ Yi Larson
Yi Larson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)