Form 10-K
period 2019-12-31
Turning Point Therapeutics, Inc.
filed 2020-03-18
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38871

Turning Point Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3826166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10628 Science Center Drive, Ste. 200 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 926-5251

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TPTX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $860.2 million as of June 28, 2019 (the last trading day of the Registrant’s most recently completed second quarter) based on the closing price of $40.70 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Registrant’s Common Stock outstanding as of March 5, 2020 was 35,923,832.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant's 2020 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019.

i

ii

PART I

This Annual Report on Form 10-K (Annual Report) may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our beliefs and opinions on the relevant subject and are based upon information available to us as of the date of this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on information that may be limited or incomplete, our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•

our plans to research, develop and commercialize our drug candidates, including the timing of our ongoing clinical trials of repotrectinib, TPX-0022 and TPX-0046 and our investigational new drug (IND)-enabling studies and IND submission for TPX-0131;

•

the success, cost and timing of our product development activities and clinical trials, including whether the Phase 2 portion of TRIDENT-1 will support the approval of repotrectinib in ROS1+ advanced non-small-cell lung cancer (NSCLC) and NTRK+ advanced solid tumors;

•

our ability to obtain and maintain regulatory approval for repotrectinib or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•	our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;
•	our ability to obtain funding for our operations;
•	the commercialization of our drug candidates, if approved;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;
•	future agreements with third parties in connection with the commercialization of repotrectinib, or any of our other current or future drug candidates;
•	the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;
•	the rate and degree of market acceptance of our drug candidates, as well as third-party payor coverage and reimbursement for our drug candidates;
•	regulatory and legal developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel; and
•	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this Annual Report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we reference in this Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume, and specifically disclaim, any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies to address key limitations of existing therapies and improve the lives of patients. Our internally developed and wholly owned pipeline of next-generation tyrosine kinase inhibitors (TKIs) targets numerous genetic drivers of cancer in both TKI-naïve and TKI-pretreated patients. The pervasive challenges of intrinsic and acquired treatment resistance often limit the response rate and durability of existing therapies. One of these challenges is the emergence of solvent front mutations, which are a common cause of acquired resistance to currently approved therapies for ROS1, TRK and ALK kinases, and a reported emerging cause of acquired resistance to one of the current investigational RET inhibitors. We have developed a macrocycle platform enabling us to design proprietary small, compact TKIs with rigid three-dimensional structures that potentially bind to their targets with greater precision and affinity than other kinase inhibitors. We believe the TKIs generated from our drug discovery platform have the potential to be best-in-class.

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. We initiated the multi-cohort Phase 2 registrational portion of TRIDENT-1 in June 2019 and we anticipate reporting early interim data from initial patients from some of the registrational cohorts within the Phase 2 portion of TRIDENT-1 in the second half of 2020. We plan to conduct the Phase 2 portion of the trial in approximately 100 sites in the United States, Europe and Asia-Pacific regions, and to enroll a total of approximately 320 patients.  The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors.  We also commenced a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+, or TRK+ advanced solid tumors in November 2019.

In addition to repotrectinib, our pipeline includes two clinical-stage multi-targeted kinase inhibitors, TPX-0022 (a novel MET/CSF1R/SRC inhibitor) and TPX-0046 (a novel RET/SRC inhibitor), and a preclinical ALK inhibitor, TPX-0131, which is entering IND-enabling studies. We initiated our Phase 1 clinical trial of TPX-0022 in patients with advanced solid tumors harboring genetic alterations in MET in July 2019. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg daily, or QD, followed by dose expansion cohorts with a targeted enrollment of 120 patients at sites in the United States, Europe, and Asia-Pacific regions. The dose expansion cohorts are planned to enroll MET therapy-naïve and MET therapy-pretreated NSCLC patients with MET exon 14 skipping mutations; patients with MET-amplified NSCLC, hepatocellular, gastric or gastroesophageal cancer; and patients with other solid tumors harboring MET kinase domain mutations or MET fusions. We anticipate reporting early interim data from initial patients treated with TPX-0022 in this Phase 1 trial in the second half of 2020.

We initiated our Phase 1/2 clinical trial of TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations in the fourth quarter of 2019. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose escalation portion, and approximately 300 patients in the Phase 2 expansion portion at sites in the United States, Europe and Asia-Pacific regions. The study design allows intra-patient dose escalation based on tolerability in both RET TKI- naïve and TKI-pretreated patients within the Phase 1 portion of the study.

As we advance our clinical programs with site activations and patient enrollment across our three clinical stage drug candidates, we are in close contact with our CROs and clinical sites as we navigate and assess the impact of COVID-19 on our studies and current timelines.

Our fourth drug candidate, TPX-0131 is a next-generation preclinical ALK inhibitor. TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Pending successful completion of IND-enabling studies, we anticipate submitting an IND for TPX-0131 in early 2021.

Our Strategy

Our strategy is to focus on the design, development and commercialization of novel TKIs to address unmet medical needs, with the potential to be best-in-class and to address treatment resistance. Key elements of our strategy include:

•

Rapidly develop and commercialize our lead drug candidate, repotrectinib, for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors, including those with central nervous system (CNS) disease or CNS metastases. Currently there are no U.S. Food and Drug Administration (FDA)-approved TKIs that can overcome solvent front mutations arising in the ROS1 or TRK kinases, and a high unmet medical need exists due to treatment resistance. In TKI-naïve patients, we believe repotrectinib has the potential to be the best-in-class ROS1 inhibitor and TRK inhibitor based on our preclinical data and preliminary clinical data from TRIDENT-1.

•

Expand the market opportunity for repotrectinib by pursuing combination therapies.    We believe our preliminary safety data and antitumor activity from TRIDENT-1 support pursuing combination therapies. Preclinical studies have shown that repotrectinib inhibits JAK2, SRC, and FAK, which leads to modulation of Signal Transducer and Activator of Transcription 3 (STAT3) signaling, one of the major signaling pathways for both intrinsic and acquired treatment resistance.

•

Leverage our extensive expertise and macrocycle platform to develop and expand our pipeline candidates as single agent therapies and/or in combinations.    In addition to repotrectinib, we are developing a pipeline of highly potent drug candidates based on our macrocycle platform that we believe can be best-in-class kinase inhibitors and address areas of unmet medical need. We intend to develop our current and future pipeline candidates as single agent therapies as well as in combinations.

•

Evaluate strategic opportunities to accelerate development timelines and enhance the commercial potential of our drug candidates.    We have worldwide rights to all of our drug candidates. We will evaluate partnerships and other strategic opportunities that could increase the value of our programs and allow us to leverage the expertise of collaborators.

•

Establish capabilities to effectively commercialize our drug candidates.    We intend to build a targeted, specialty sales force in North America to support the commercialization of repotrectinib and our other drug candidates, if approved.

Overview of Kinases and Current Limitations of Kinase Inhibitors

Kinases are enzymes that respond to external stimuli to modulate numerous activities of cells, such as proliferation, survival and migration. ATP is utilized by kinases for phosphorylation, which triggers a signaling process. This phosphorylation process changes a kinase from an inactive conformation (unphosphorylated kinase) to an active conformation (phosphorylated kinase). A kinase often undergoes substitutions of its original amino acids by other amino acids, also known as a mutation. Kinases maintain a controlled equilibrium between the active and inactive conformations, but activating mutations shift the kinase to favor the active conformation, which can lead to aberrant cell proliferation and thus the development of certain cancers. Aberrant activation of a kinase can also occur if the kinase gene, such as ROS1, NTRK or ALK, undergoes a genomic rearrangement resulting in fusion to another gene, leading to the constitutive phosphorylation of the fusion kinase and the development of certain cancers.

Kinase inhibitors are designed to occupy the ATP binding site, thereby preventing the binding of ATP. Most conventional kinase inhibitors are much larger than ATP and have extra motifs that extend beyond the ATP pocket of the kinase in order to enable the kinase to have a stronger interaction with the compound than with ATP. During treatment with conventional TKIs, an acquired mutation in the kinase domain often occurs. These mutations change the surface of the kinase and block the occupancy of oversized TKIs at the ATP binding site without impacting the binding of ATP. Two or more mutations in the same protein are referred to as compound mutations.

Based on the orientation of the extra motif, kinase inhibitors can be grouped into two types:

•

Type I kinase inhibitors, such as Xalkori (crizotinib), which often have the extra motif extending to the kinase’s open solvent front area. The most common treatment acquired resistance to these inhibitors are solvent front mutations.

•

Type II kinase inhibitors, such as Gleevec (imatinib), which have the extra motif extending to the back pocket of the kinase. The most common treatment acquired resistance to these inhibitors are gatekeeper mutations.

TKIs have become an important class of cancer therapies due to their ability to interrupt deregulated kinase signaling that leads to unchecked cell growth and tumor progression. Since 2001, the FDA has approved nearly 40 TKIs for the treatment of cancers. In 2017, TKIs represented approximately $20 billion in worldwide drug sales. Despite the success of this drug class, there remains a significant opportunity for a new generation of TKIs that address the shortcomings of current therapies. These shortcomings include the inability to achieve a response or limited durability of response caused by intrinsic or acquired resistance, and toxicities that limit dosage levels and duration of treatment. Many conventional kinase inhibitors are oversized, with bulky side groups and limited chemical structure diversity, and some are associated with safety issues such as QT prolongation (abnormal electrocardiography) and hepatotoxicity (liver damage). Further, the same class of kinase inhibitors often share many binding similarities and therefore often cannot be sequentially administered to effectively overcome common treatment resistant mutations.

Our Approach

To overcome key limitations of most current TKI therapies and emerging resistance, we are using our macrocycle platform to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients.  Our strategy is to design small (low molecular weight), compact TKIs with rigid three-dimensional macrocyclic structures that bind inside the ATP pocket of the target kinase. By binding completely inside the ATP pocket, our TKIs can bind to solvent front mutated kinases that sterically exclude conventional TKIs. In addition to potentially addressing resistance that has developed from prior lines of TKI therapy, we believe our TKIs may also prevent or delay the emergence of new resistant mutations. Furthermore, unlike conventional, flat, two-dimensional kinase inhibitor structures, we believe a rigid three-dimensional structure enables our TKIs to target the selected kinases in a highly potent, precise and efficient manner, which provides a base for a favorable kinase selectivity profile. The figure below depicts the binding of conventional oversized TKIs to the ATP pocket in the kinase, the development of resistant mutations (solvent front, gatekeeper), and the binding features of our small, compact TKIs. Our kinase inhibitors bind within the ATP pocket and do not have extra motifs extending beyond the pocket. The compact design of our TKIs enables them to avoid steric interference from acquired mutations, such as solvent front mutations, and allows for potential activity with our kinase inhibitors despite the presence of a resistant mutation.

Our pipeline candidates will be studied as single agents and in combinations that are supported by strong biologic rationale for synergy between the combined agents, while focusing on key areas of unmet medical need including acquired treatment resistance. The figure below depicts the structure of repotrectinib compared to certain approved and investigational TKIs, overlaid on the structure of ATP. The extra motif present in conventional TKIs at the solvent front area may result in the development of solvent front mutations, as illustrated below.

SFM: area that may result in solvent front mutations

MW: molecular weight

Our Pipeline

We are leveraging our macrocycle platform to design a pipeline of highly potent proprietary TKI drug candidates that are structurally different from many existing kinase inhibitors. We believe our TKIs have the potential to be best-in-class and may address the key issues of emerging treatment resistance and toxicities that limit duration of treatment. Our platform allows us to rapidly identify new drug candidates for development. We have global development and commercialization rights to our drug candidates, including our lead drug candidate, repotrectinib.   The following chart summarizes our product pipeline.

Turning Point Therapeutics Pipeline

1	Not required for Phase 2 registrational clinical trials

The table below reflects biomarker prevalence of the mutations targeted across the indications related to our current pipeline and the corresponding estimated number of patients in the United States, United Kingdom, France, Germany, Spain and Italy (EU5).

	2018 Estimated Annual Number of Patients
	Repotrectinib		TPX-0022			TPX-0046		TPX-0131
	Advanced NSCLC	Other Advanced Solid Tumors (1)	Gastric	Advanced NSCLC	EGFR Mutated TKI-Resistant Advanced NSCLC(2)	Advanced NSCLC	Thyroid (3)	Advanced NSCLC
U.S. Patients (4), (5)	160,000	520,000	17,500	160,000	12,800	160,000	11,250	160,000

EU5 Patients (4)	117,000	557,900	36,680	117,000	6,230	117,000	11,030	117,000

Biomarker	2%	0.5%	4%	3%	12.5%	2%	16%	7%
Prevalence (6)	(ROS1)	(NTRK)	(MET)	(MET Exon 14)	(MET Amplified)	(RET)	(RET)	(ALK)

(1)	Reflects other solid tumor indications including Brain, Breast, Colon, Melanoma, NSCLC, Pancreas, Sarcoma, and Thyroid, excluding ROS1+ and ALK+ for NSCLC
(2)	Does not include first line EGFR mutated advanced NSCLC patients; Assumes ~20%, 15%, 11%, 14%, 17% and 12% EGFR mutation prevalence for U.S., France, Germany, Italy, Spain and the U.K., respectively
(3)	Includes papillary and medullary thyroid tumors
(4)	Estimates include Stage III unresectable and metastatic patient populations, adjusted for treatable population and those that are tested for the targeted biomarkers. Assumes 85% biomarker testing rate
(5)	Based on SEER 2015 five-year diagnosed prevalence, grown at 0.7% in line with U.S. population growth
(6)	Estimates based on publications and physician and payor interviews in the United States

Repotrectinib

We are developing our lead drug candidate, repotrectinib, an orally administered TKI, for the treatment of both TKI-naïve and TKI-pretreated patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. As of the July 22, 2019 data cut-off date, preliminary data from a total of 93 patients in the Phase 1 portion of TRIDENT-1 demonstrated clinical proof-of-concept in evaluable patients with ROS1+ advanced NSCLC (n=40) and NTRK+ advanced solid tumors (n=5) at well-tolerated dose levels.

We previously completed an End of Phase 1 meeting with the FDA to gain regulatory clarity related to our TRIDENT-1 Phase 2 design and we received the FDA’s acceptance of our recommended Phase 2 dose in late July 2019.  We initiated the multi-cohort Phase 2 registrational portion of TRIDENT-1 in June 2019 and approximately 40% of our planned clinical trial sites are now active. Additionally, the FDA has granted repotrectinib fast track designation for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI.

Mechanism of Action

Repotrectinib is a small (low molecular weight), macrocyclic TKI of ROS1, TRK, and ALK. Repotrectinib was designed to efficiently bind with the active kinase conformation and avoid steric interference from a variety of clinically resistant mutations, especially the solvent front and gatekeeper mutations of the ROS1 and TRK kinases. Repotrectinib has a rigid, three-dimensional structure and is smaller than currently approved or investigational ROS1, TRK and ALK inhibitors. The rigid, three-dimensional structure enables repotrectinib to precisely and efficiently bind to its oncogenic targets with a desirable selectivity profile. We have screened repotrectinib against approximately 400 kinases which indicated repotrectinib is a selective multi-targeted kinase inhibitor that is highly potent against ROS1, TRK, and ALK, and inhibits JAK2, SRC and FAK, as depicted below.

Kinome illustration reproduced courtesy of Cell Signaling Technology, Inc. (CSTI) (www.cellsignal.com). Each branch of the dendogram represents an individual human kinase. The foregoing website is maintained by CSTI

The selectivity index (SI) is defined as the kinase IC50 value divided by the lowest IC50 value (0.071 nM) from the inhibition against the ROS1 kinase and is depicted by the size of the circles in the figure above. The largest circle is for ROS1 with SI = 1, followed by kinases with 1< SI <10 (TRKA, TRKB and TRKC), 10< SI <20 (ALK, JAK2, and SRC family member FYN), and 20< SI <250 (SRC family members LYN, YES1, FGR and SRC; TXK, ARK5, DDR1 and FAK). Based on the selectivity profile, we believe repotrectinib will be able to target ROS1 and TRK family members with high potency, and target JAK2, some SRC family members and FAK with moderate potency. According to a 2015 review article, selective multi-targeted kinase inhibitors with a favorable safety profile may be more suitable for cancer treatment, which we believe is due to their activity against redundant signaling pathways mediated by different kinases. Repotrectinib inhibits JAK2, SRC and FAK leading to the modulation of STAT3 signaling, one of the major signaling pathways that is common for both intrinsic and acquired resistance. We believe the inhibition of JAK2, SRC and FAK may lead to a longer duration of response for patients treated with repotrectinib.

Market Opportunity

An estimated 1.8 million people were projected to die of lung cancer in 2018, the leading cause of cancer-related death globally. Metastatic NSCLC and advanced solid tumors are serious diseases for which the five-year survival rates range from 5-30% and 3-38%, respectively. While currently approved TKIs have improved the five-year survival rates, there remains a significant opportunity for a new generation of TKIs that address the shortcomings of current therapies. These shortcomings include:

•	the inability to achieve a response, or limited durability of response, caused by intrinsic or acquired resistance;
•	toxicities that limit dosage levels and duration of treatment; and
•	an inability to combine with other anti-cancer agents because of cumulative toxicities.

There are currently two approved TKIs for each of the TKI naïve patient populations targeted by our lead drug candidate, repotrectinib and no approved TKIs for the TKI pre-treated patient populations. Xalkori (crizotinib) and Rozlytrek (entrectinib) are approved for TKI naïve patients with metastatic ROS1+ NSCLC, and Vitravki (larotrectinib) and Rozyltrek (entrectinib) have received accelerated approval for TKI naïve patients with metastatic solid tumors that have an NTRK gene fusion (NTRK+ advanced solid tumors) without a known acquired resistant mutation. Each of these currently approved TKIs has shown treatment resistance, including emerging resistant mutations, and toxicities that can limit duration of treatment.

Key limitations of crizotinib are its limited activity within the CNS and its overall safety profile. In addition, key limitations of entrectinib for ROS1+ NSCLC patients include that it has shown to be ineffective in patients who had systemic progression with prior crizotinib treatment and its overall safety profile. Additionally, Grade 3 or Grade 4 ALT or AST elevations have been reported following treatment with many TKIs including crizotinib, entrectinib and larotrectinib.

There continues to be a growing number of acquired resistant mutations in patients previously treated with TKIs. Many of the currently approved or investigational ROS1, TRK, ALK, and RET kinase inhibitors have an extra chemical group, or motif, extending to the solvent front that leaves them susceptible to solvent front mutations. The most common solvent front mutation in the ROS1 kinase, G2032R, was reported in 2017 from a single institution in 41% of biopsy specimens from patients who experienced progressive disease while taking crizotinib. In addition, emerging solvent front mutations, such as TRKA G595R, TRKC G623R and TRKC G623E, have been reported in NTRK+ solid tumors after treatment with larotrectinib and entrectinib. Currently, there are no FDA-approved TKIs that can overcome solvent front mutations for the ROS1 or TRK kinases. Lorlatinib is currently the only FDA-approved TKI targeting the ALK kinase that has demonstrated clinical activity against the solvent front mutation ALK G1202R.  Additionally, recent literature supports the emergence of solvent front mutations in G810X (C/S/R) with one of the investigational RET inhibitors.  Given the incidence of these resistant mutations, there continues to be a high unmet medical need to develop novel therapies that can overcome intrinsic and acquired resistance, such as the development of solvent front mutations.

TRIDENT-1 Phase 1/2 Trial

The Phase 1, dose escalation portion of TRIDENT-1, included three parts:

•	Phase 1a (completed, n=44);
•	Phase 1b (completed, n=28); and
•	Phase 1c (completed, n=21).

Repotrectinib was administered in continuous 28-day cycles across multiple dose levels, as set forth in the table below. In Phase 1a, repotrectinib was given under defined fasting conditions. In Phase 1b, the first dose of repotrectinib was given with either a high-fat, high-calorie meal or under defined fasting conditions and then switched to the opposite on the second dose with repotrectinib given either under defined fasting conditions or with a high-fat, high-calorie meal to evaluate the effect of food on the pharmacokinetics of repotrectinib. After the second dose, all other doses were given under defined fasting conditions. In Phase 1c, repotrectinib was given continuously with a standard meal. In parallel, a midazolam drug-drug interaction (DDI) study is ongoing and will enroll six patients at our Phase 2 dose of repotrectinib. Enrollment has been completed in Phase 1a, 1b and 1c and is ongoing in the midazolam DDI study. A total of 23 patients were still on treatment as of the July 22, 2019 data-cut off.

	Dose	Patients (n)
Phase 1a Completed Enrollment (Fasted Dosing)	40 mg QD	6
	80 mg QD	6
	160 mg QD	8
	240 mg QD	10
	160 mg BID	12
	200 mg BID	2
Phase 1b Completed Enrollment (Single Dose with Food)	40 mg QD	7
	80 mg QD	6
	160 mg QD	15
Phase 1c Completed Enrollment (Dosing Continuously with Food)	120 mg QD 160 mg QD 160 mg QD for one week, 160 mg BID thereafter	3 6 12

As of the July 22, 2019 data cut-off, of the 12 patients treated in the last dosing cohort (160 mg QD for one week followed by 160 mg BID), one patient had only one post baseline scan and therefore could not be classified as a confirmed responder at the time of the data cut-off. In addition, six of the 12 patients were not evaluable for response in the efficacy evaluable population by Blinded Independent Central Review (BICR). This included two TKI pretreated patients with ROS1+ advanced NSCLC and one TKI naïve TRK+ patient with advanced thyroid cancer who had yet to have a post baseline scan, one ROS1+ gastric cancer patient, and two ROS1+ NSCLC patients (one TKI naïve; one TKI pretreated) who discontinued treatment prior to a post baseline scan. The Phase 1 portion of TRIDENT-1 is nearing completion pending completion of enrollment in the midazolam DDI portion of the study.

The primary objective of the Phase 1 portion of TRIDENT-1 was to determine the maximum tolerated dose (MTD), and a recommended Phase 2 dose of repotrectinib. The safety endpoints of the Phase 1 portion included evaluating the DLTs and adverse events. The secondary endpoint of the Phase 1 portion was confirmed objective response rate (ORR) by BICR, using RECIST v1.1.

Key inclusion criteria include: histologically or cytologically confirmed diagnosis of locally advanced or metastatic solid tumors, including non-Hodgkin Lymphoma (Stage IV, as classified by AJCC v.7) that harbor an ALK, ROS1, NTRK1, NTRK2, or NTRK3 gene fusion determined by local testing; Eastern Cooperative Oncology Group (ECOG) Performance Status 0-1 (able to conduct full (0) or light (1) daily activities); Age ≥ 18; prior chemotherapy and/or immunotherapy permitted; at least one measurable target lesion (including central nervous system only) according to RECIST v1.1. Key exclusion criteria include: symptomatic brain metastases; major cardiovascular history in the past six months; or history of prolonged QTc interval.

Solid tumors are measured by CT or MRI scan, as assessed according to RECIST v1.1, at baseline, at the end of the second cycle, after every two cycles up to cycle 18, and then every three cycles up to cycle 36. If an initial response is determined, confirmation of response requires a subsequent CT or MRI scan, generally four weeks later.

As of the July 22, 2019 data cut-off, a total of 93 patients were treated across nine dose cohorts ranging from 40 mg QD to 240 mg QD, 160 mg BID and 200 mg BID, and additional Phase 1c cohorts of 120 mg QD, 160 mg QD, and 160 mg QD with dose escalation to 160 mg BID after 7 days of treatment if no DLTs were observed with repotrectinib given continuously with food. Median age was 54.0 years old (range 18 to 79, 21.5% were 65 years old and over), and 67.7% had ECOG Performance Status of 1. A significant majority (83%) of patients with advanced solid tumors were diagnosed with NSCLC. Other patients with the diagnosis of glioblastoma, renal cell carcinoma, liver cancer, soft tissue sarcoma, melanoma, salivary gland, gallbladder, thyroid, head and neck, uterine, and inflammatory myofibroblastic cancer were also enrolled. All patients with advanced solid tumors had received prior TKIs or chemotherapy treatment without any enrollment restrictions regarding the number of prior therapies. The following table summarizes the disease characteristics of the patients in the Phase 1 portion of TRIDENT-1 as of the July 22, 2019 data cut-off.

Disease Characteristics
Overall Patient Population	n=93(1)
Number of Patients with Baseline CNS Metastases	n=37(2) (40%)

	# of Prior TKIs Median (Min, Max)	# of Prior Lines of Chemotherapy Median (Min, Max)
ROS1+ Advanced Solid Tumors (n=52)	1 (0, 3)	1 (0, 8)
NTRK+ Advanced Solid Tumors (n=10)	0 (0, 2)	1 (0, 2)
ALK+ Advanced Solid Tumors (n=31)	2 (0, 4)	1 (0, 6)

(1)	Overall patient population includes: 52 (56%) ROS1+ patients; 10 (11%) NTRK+ patients; and 31 (33%) ALK+ patients
(2)	50% (20/40) for ROS1+ advanced NSCLC patients by investigators’ assessments including measurable and non-measurable CNS metastases

The protocol-defined analysis populations were:

•	Safety Analysis Population (n=93): Includes all patients who received at least one dose of repotrectinib; and
•

BICR Evaluable Population (n=70): Includes all patients who received at least one dose of repotrectinib; had a baseline tumor assessment with measurable disease; and had at least one post-baseline tumor assessment.

Patient numbers within each of these populations are shown in the following table.

	ROS1+	NTRK+	ALK+	Total
Safety Analysis Population	52	10	31	93
Response Evaluation Population (BICR)	43	5	22	70
Advanced NSCLC	40	1	19	60
Other Advanced Solid Tumors	3	4	3	10

Preliminary Clinical Data From TRIDENT-1

In September 2019, we reported preliminary safety, tolerability and efficacy data with repotrectinib in patients with ROS1+ advanced NSCLC. As of the July 22, 2019 data cut-off, a total of 93 patients had been dosed, 23 patients were still on treatment, and the MTD had not been reached. Of the 93 patients, 40 of 52 with ROS1+ advanced NSCLC and five of 10 with NTRK+ advanced solid tumors were evaluable by BICR. All patients received at least one dose of repotrectinib across nine dose cohorts ranging from 40 mg QD to 200 mg BID.

The median age of these 40 ROS1+ advanced NSCLC evaluable patients was 57.0 years (range, 30 to 79), 65% were female, and 53% were Asian. CNS metastases were reported in 20 (50%) at baseline. The median number of prior ROS1 TKIs in the 29 (73%) pretreated patients was one (range, one to three). Of the 29 patients, 18 were treated with one prior TKI (of which 12 were treated with crizotinib), seven were treated with two prior TKIs, and four were treated with three prior TKIs. There were 34 (85%) patients treated with at least one prior chemotherapy.

The clinical efficacy data summarized below focuses on the results from the ROS1+ advanced NSCLC patient population and the smaller population of evaluable NTRK+ advanced solid tumor patients.

The median follow-up time for the 40 patients with ROS1+ advanced NSCLC on study was 19.2 months (20.1 months in TKI-naïve; and 7.3 months in TKI-pretreated). All responses observed in this patient population were confirmed partial responses (PR) by RECIST v1.1 (one patient had a confirmatory scan after 23 days). The median time to response for the 40 patients with ROS1+ advanced NSCLC was 1.7 months (range, 1.5 – 7.0 months) (1.7 months in TKI-naïve; and 1.6 months in TKI-pretreated).

TKI-naïve ROS1+ advanced NSCLC evaluable population (n=11)

In the TKI-naïve ROS1+ advanced NSCLC evaluable population (11/11 evaluable), 11 patients were treated across six dose escalation cohorts. All patients in this population had prior chemotherapy (ranging from one to three lines of chemotherapy). The confirmed ORR by BICR was 91% (10/11) (95% CI, 59 to 100) across all six dose levels, with six of seven (86%) patients achieving a confirmed PR at our Phase 2 dose of 160 mg QD or above, which includes one patient who initially started repotrectinib at 120 mg QD but escalated to 160 mg QD before responding 21 days later.

The median duration of response for the 10 confirmed responders was not mature to report, with five of 10 (50%) responding patients remaining in response at 3.7+, 14.8+, 16.4+, 17.6+, and 23.3+ months at the time of the data cut-off. Of the five patients no longer in response, four had events of progressive disease, and one patient was censored off treatment prior to progression. The probability of DOR of greater than 18 months was 65% (based on Kaplan-Meier estimation).

Of the 11 TKI-naïve patients, three patients had measurable CNS metastases, and of the three patients, the confirmed IC-ORR was 100% (3/3) (95% CI, 29 to 100), with all three patients with measurable CNS metastases also achieving a confirmed extracranial response. Of these three patients, two remained in a response 14.8+ and 17.6+ months at the time of the data cut-off and one patient progressed at 23.1 months but remained on treatment for 25.7+ months at the time of the data cut-off. The CBR, including those who achieved stable disease for at least two cycles or a confirmed partial or complete response, was 100% (11/11) (95% CI, 72 to 100), as shown below.

--At and below dashed -30% line represents a response, at and above dashed 20% line represents PD, and the area between the two dashed lines represents stable disease of target lesions

TKI-pretreated ROS1+ advanced NSCLC evaluable population (n=29, which includes patients with up to three prior TKIs)

In the TKI-pretreated ROS1+ advanced NSCLC evaluable population, the confirmed ORR among patients treated with one or two prior TKIs was 36% (9/25) (95% CI, 18 to 57). Twenty-three of 29 patients (79%) had prior chemotherapy either before or after their ROS1 TKI and prior to starting repotrectinib. Eighteen of 29 patients (62%) had one prior TKI, 12 (67%) of which had crizotinib as their only prior TKI.

Across all dose levels, in TKI-pretreated ROS1+ advanced NSCLC patients treated with one prior TKI, the confirmed ORR was 39% (7/18) (95% CI, 17 to 64). At our Phase 2 dose of 160 mg QD or above, 55% (6/11) of patients previously treated with one prior ROS1 TKI achieved a confirmed PR as shown below. Additionally, 57% (4/7) of patients previously treated with one prior platinum-based chemotherapy regimen and one prior ROS1 TKI at our Phase 2 dose of 160 mg QD or above achieved a confirmed PR.

--At and below dashed -30% line represents a response, at and above dashed 20% line represents PD, and the area between the two dashed lines represents stable disease of target lesions

Of the seven patients treated with two prior TKIs, two (29%) (95% CI, four to 71) achieved a confirmed PR, with both patients treated at 160 mg QD and above and were remaining in response for 3.7+ months at the time of the data cut-off. One of the two responders achieved a complete response (CR) that was yet to confirm and was classified as a confirmed PR. In addition to the two new confirmed responders, one additional patient treated at 160 mg QD initially who dose escalated to 160 mg BID only had one post baseline scan at the time of the data cut-off, which showed a CR and was classified as being in stable disease until a confirmatory scan was performed. Given there are no approved TKIs for patients previously treated with crizotinib or entrectinib, let alone two prior TKIs, this is clinically meaningful despite the small sample size.

--At and below dashed -30% line represents a response, at and above dashed 20% line represents PD, and the area between the two dashed lines represents stable disease of target lesions

Four heavily pretreated patients received three prior ROS1 TKIs with two patients who achieved stable disease and remained on treatment at 3.6+ and 21.6+ months. These patients are not eligible for the ongoing TRIDENT-1 Phase 2 registrational study.

At the time of the data cut-off, of the nine responders within the ROS1+ TKI pretreated patient population, two patients had DORs of 4.4 and 13.0 months and despite progression, remained on treatment for 21.2 and 22.0 months, respectively. Two patients were censored early despite remaining in response at the time of discontinuing treatment (one due to clinical progression and one due to withdrawal of consent). The remaining five patients have DORs ranging from 3.7+ months to 11.1 months and remained on treatment ranging from 5.5+ months to 19.3+ months.

Four out of five TKI-pretreated patients with measurable CNS disease at baseline were treated with one prior TKI and the confirmed IC-ORR in these patients was 75% (3/4) (95% CI, 19 to 99), with 80% (4/5) of patients treated with any number of prior TKIs showing tumor regressions. The CBR in ROS1 TKI-pretreated ROS1+ advanced NSCLC patients treated with one prior TKI was 78% (14/18) (95% CI, 52 to 94), which is clinically meaningful for patients with limited treatment options.

In the 29 TKI-pretreated ROS1+ advanced NSCLC evaluable patients, 23 were pretreated with crizotinib. Seven of the 23 (30%) evaluable patients who were crizotinib-pretreated were found to have the common ROS1 G2032R solvent front mutation. Tumor regressions were observed in all seven crizotinib-pretreated patients who had a ROS1 G2032R solvent front mutation. Three of the seven (43%) patients with the ROS1 G2032R solvent font mutation achieved a confirmed PR, each of whom, were treated at 160 mg QD or higher.

•

One of the two patients was previously treated with crizotinib for 13 months and achieved stable disease as the best response while on crizotinib. While on repotrectinib, this patient achieved a confirmed PR and had a DOR of 4.4 months and remained on treatment for 21.2 months.

•

The second patient was previously treated with crizotinib for over 20 months (best response unknown) and achieved a confirmed PR while on repotrectinib and had a DOR of 5.5+ months and remains on treatment at 7.6+ months at the time of the data cut-off.

•

The third patient who achieved a confirmed PR was treated with two prior TKIs and, while on repotrectinib, had a DOR of 3.7+ months and remained on treatment for 5.6+ months at the time of the data cut-off.

Given the preliminary antitumor activity of repotrectinib in ROS1+ advanced NSCLC patients and the lack of approved ROS1 targeted therapies in ROS1 TKI-pretreated patients, we believe repotrectinib represents a potential therapeutic option, especially for those patients who have a difficult-to-treat ROS1 G2032R solvent front mutation as shown below.

--At and below dashed -30% line represents a response, at and above dashed 20% line represents PD, and the area between the two dashed lines represents stable disease of target lesions

Duration of Treatment with Repotrectinib in ROS1+ Advanced NSCLC Patients

Of the 40 evaluable patients with ROS1+ advanced NSCLC who received treatment with repotrectinib, 45% (18/40) remained on treatment as of the July 22, 2019 data cut-off. The primary reason for treatment discontinuation was radiologic or clinical disease progression (18 patients). Two patients discontinued repotrectinib due to an adverse event; one was a DLT of Grade 3 hypoxia and dyspnea at a dose of 160 mg BID and the other was a patient with ROS1+ NSCLC initially treated at 120 mg QD who escalated to 160 mg BID due to disease progression 30 days prior to the event of Grade 5 treatment emergent adverse event (TEAE) of respiratory failure reported as related to disease progression and not treatment related. We believe that the duration of treatment for the ROS1+ advanced NSCLC patient population, which is shown in the chart below, is supportive of the overall tolerability of repotrectinib given the duration of treatment for many patients (both those who have not yet progressed, and those who have continued repotrectinib after progression).

As of January 6, 2020, seven of 11 (64%) TKI-naïve and seven of 29 (24%) TKI-pretreated patients remained on treatment. All seven TKI-naïve patients have been on treatment for greater than 14 months, including five of seven for greater than 24 months and two of seven for greater than 30 months. All seven TKI-pretreated patients have been on treatment for greater than seven months, including five of seven for greater than 10 months and two of seven for greater than 24 months.

Interim Safety Results

As of the July 22, 2019 data cut-off, repotrectinib continued to be generally well tolerated. The majority of TEAEs were Grade 1 or Grade 2. The following table shows the most common TEAEs (related and unrelated to treatment) occurring in >10% of patients in the total of 93 treated patients, as well as the infrequent Grade 3 treatment related AEs (TRAEs). The most common TEAE reported was dizziness in 54 patients of whom 43 (80%) reported the event at a maximum of Grade 1. There were no reported cases of Grade 4 TRAEs.

	TEAES			TRAEs
Most common (>10%) (n=93)	All Grades n (%)	Grade 3 n (%)	Grade 41 n (%)	Grade 3 n (%)	Grade 4 n (%)
Dizziness	54 (58.1)	3 (3.2)		3 (3.2)	—
Dysgeusia	45 (48.4)
Anemia	28 (30.1)	11 (11.8)		3 (3.2)
Constipation	28 (30.1)
Fatigue	28 (30.1)	2 (2.2)
Dyspnea (shortness of breath)	27 (29.0)	5 (5.4)	1 (1.1)	1 (1.1)
Paresthesia	27 (29.0)
Nausea	21 (22.6)	2 (2.2)
Cough	18 (19.4)
Pyrexia (fever)	17 (18.3)
Headache	15 (16.1)	1 (1.1)
Vomiting	13 (14.0)
Ataxia	12 (12.9)
Myalgia	11 (11.8)
Upper respiratory tract infection	11 (11.8)
Abdominal pain	10 (10.8)
Muscular weakness	10 (10.8)	1 (1.1)
Pain in extremity	10 (10.8)	1 (1.1)

1	Additional Grade 4 TEAEs: cerebrovascular accident, influenza, hyperkalemia, bacterial pneumonia, sepsis (n=1 each), respiratory failure (n=2); none were determined to be related to treatment.
≠	Grade 5 TEAEs: respiratory failure (n=2), pneumonia, sepsis, sudden death (n=1 each); only the case of sudden death was determined to be possibly related to treatment by Sponsor.

There have been four DLT events: Grade 2 dizziness (n=1 at 160 mg BID), Grade 3 dizziness (n=2; 1 at 160 mg BID and 1 at 240 mg QD), and Grade 3 dyspnea and hypoxia (breathing difficulty) (n=1 at 160 mg BID). No cases of dizziness have led to treatment discontinuation. There have been no Grade 3 or Grade 4 ALT or AST elevations (elevated ALT and AST levels indicate liver damage).  There has been one Grade 5 TEAE which the investigator determined to be unrelated to study treatment, but which we classified as possibly related to study treatment.  The event involved a patient with ALK+ NSCLC and a past medical history of diabetes, obesity and hypertension who was dosed at 240 mg QD of repotrectinib and experienced a Grade 5 event of sudden death on day 10 of cycle 1. This event occurred in August 2017.

In addition, the table below outlines the overall dose modifications of repotrectinib for both TEAEs and TRAEs, and includes permanent drug discontinuation, dose reductions, and dose interruptions, due to AEs (related and unrelated to treatment) as well as information on Serious Adverse Events (SAEs) in the 93 total treated patients as of the data cut-off. Overall, there is a very low incidence of dose modifications or serious adverse events that have been reported and classified as related to repotrectinib, which is another indication of its overall tolerability.

(n=93)
Number of Patients with Treatment-Emergent Adverse Events (n (%))
• Leading to Discontinuation of Study Drug	12 (12.9)
• Leading to Dose Reduction	12 (12.9)
• Leading to Drug Interruption	18 (19.4)

Number of Patients with Treatment-Related Adverse Events
• Leading to Discontinuation of Study Drug	3 (3.2)
• Leading to Dose Reduction	11 (11.8)
• Leading to Drug Interruption	5 (5.4)

Number of Patients with Treatment-Emergent Serious Adverse Events	33 (35.5)
Number of Patients with Treatment-Related Serious Adverse Events	3 (3.2)

Preliminary Efficacy Data in Patients with NTRK+ Advanced Solid Tumors Assessed by BICR

Within the Phase 1 portion of TRIDENT-1, the data for the NTRK+ advanced solid tumor patient population is limited, yet among the three evaluable NTRK+, TRK TKI-pretreated patients, a confirmed PR with a duration of response of 9.8 months was observed in one patient who was diagnosed with advanced salivary gland cancer, and was treated with multiple prior TKIs including crizotinib and entrectinib and developed a TRKC G623E solvent front mutation prior to treatment with repotrectinib. The patient remained on repotrectinib treatment for 17.9 months, and then discontinued treatment due to disease progression and subsequently received additional chemotherapy with no response. In January 2019, the patient began receiving repotrectinib again on a compassionate use basis and as of August 2019 was in an unconfirmed PR per RECIST v1.1 and has remained on repotrectinib for 7.2+ months as of August 13, 2019.

The data within the NTRK+ solid tumor patient population that had not received prior TRK TKIs is limited to two evaluable patients: one who had glioblastoma and achieved stable disease as the best response, and since the last data cut-off in March 2019, a TKI naive TRK+ patient with advanced thyroid cancer treated at 160 mg QD who achieved a confirmed PR with a duration of 3.8+ months and who remained on treatment for 5.5+ months at the time of the July 22, 2019 data cut-off. One additional patient with angiosarcoma who had a dramatic initial response on skin lesions but was not evaluable for response due to death from sepsis (not related to treatment) within the second cycle.

Preliminary Efficacy Data in ALK+ Patients Assessed by BICR

Of the 22 heavily pretreated evaluable ALK+ patients, six achieved stable disease as their best response and no PRs were observed. Based on the lack of responses at the evaluated dose levels, we will not enroll ALK+ NSCLC patients in the Phase 2 portion of TRIDENT-1.

Repotrectinib Clinical Development Plan

TRIDENT-1 Phase 1/2 Clinical Trial

Repotrectinib is being evaluated in TRIDENT-1, our ongoing Phase 1/2 clinical trial for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. We initiated the clinical trial in February 2017 at four sites in the United States and three sites in South Korea. A total of 93 patients were enrolled as of the July 22, 2019 data cut-off date. The FDA granted an orphan drug designation in June 2017 for the development of repotrectinib in metastatic NSCLC with adenocarcinoma histology and fast track designation in December 2019 for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI.

The Phase 2 portion of TRIDENT-1 is our single-arm clinical trial in approximately 320 total patients to support the registration of repotrectinib in patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. The trial is evaluating repotrectinib as a single agent at the recommended Phase 2 dose and is enrolling patients across six patient expansion cohorts with ROS1+ advanced NSCLC (EXP-1, EXP-2, EXP-3 and EXP-4), and NTRK+ advanced solid tumors (EXP-5 and EXP-6). The trial design for the Phase 2 portion of TRIDENT-1 is illustrated in the following figure.

EXP-1, and EXP-5 will enroll patients who have not been previously treated with a TKI, whereas EXP-2, EXP-3, EXP-4 and EXP-6 will enroll patients who have been previously treated with one or two TKIs. Patients in EXP-2 and EXP-3 need to have had 1 prior platinum-based chemotherapy while patients in EXP-4 will not have had prior chemotherapy.  All patients in the Phase 2 portion of TRIDENT-1 will receive repotrectinib orally at a starting dose of 160 mg QD for the first 14 days of treatment, after which the dose may be increased to 160 mg BID based on patient tolerability, for 28 consecutive days in repeated four-week cycles.

The primary objective is to determine the confirmed ORR based on BICR as assessed by RECIST v1.1. Patients will be evaluated by either CT or MRI every two cycles and responses will be confirmed approximately four weeks after initial response determination. A CT or MRI scan will be performed at the end of treatment. Patients are able to continue treatment after documented disease progression, provided the patient is deriving clinical benefit. Patients discontinuing study treatment will enter the survival follow-up period and remain on trial until death, loss of follow-up, or withdrawal of consent, whichever occurs first. The key secondary objectives of the trial include intracranial tumor response and duration of response. In December 2018, we completed an End of Phase 1 Meeting with the FDA during which we received feedback on TRIDENT-1 and guidance on the design of the Phase 2 portion:

•

EXP-1. The current single-arm design could support either accelerated or standard approval. A minimum duration of follow up of at least 12 months from the onset of response for all responding patients would be required to support standard approval.

•	EXP-2 and EXP-3. The current single-arm design could support accelerated approval in the context of available therapy at the time of submission.
•	EXP-4. This cohort has been revised since the End of Phase 1 Meeting with the FDA, but will be an exploratory cohort.
•

EXP-5 and EXP-6. The current single-arm design could support approval with a minimum of five distinct tumor types evaluated. A minimum duration of follow up of at least 12 months from the onset of response for all responding patients would be required.

Potential approval by the FDA will be based on the totality of the evidence related to ORR and duration of response, as well as overall risk-benefit assessment.

We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients enrolled in the Phase 2 portion of TRIDENT-1.  We received investigational device exemption from the FDA for our clinical trial assay, in May 2019, which allows its use as an investigational device in the Phase 2 portion of TRIDENT-1 and supports a potential future pre-market approval (PMA) application to the FDA. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites

Pediatric Strategy

Beyond TRIDENT-1, we are conducting an open-label Phase 1/2 single arm, multi-center, dose-escalation, safety and pharmacokinetics clinical trial of repotrectinib in pediatric and young adult patients with ALK+, ROS1+, or NTRK+ advanced solid tumors. The Phase 1 portion of this trial is a dose finding study in patients aged 4 years to 11 years old. The Phase 2 portion is designed to enroll patients into 3 separate cohorts based on the identified oncogenic driver and prior treatment, (1) NTRK+ TKI-naïve, (2) NTRK+ TKI-pretreated and (3) Other NTRK, ALK, ROS1 genetic alterations not otherwise specified.

Combination Strategy

We believe our preliminary safety data and antitumor activity from TRIDENT-1 support pursuing combination therapies for repotrectinib. Preclinical studies have shown that repotrectinib inhibits JAK2, SRC, and FAK, which leads to modulation of Signal Transducer and Activator of Transcription 3 (STAT3) signaling, one of the major signaling pathways for both intrinsic and acquired treatment resistance.  We are currently evaluating multiple potential combination regimens for repotrectinib based on preclinical findings that we plan to report in the first half of 2020.

Key Preclinical Data for Repotrectinib

Repotrectinib demonstrated high potency against fusion ROS1 and emerging resistant mutations

ROS1 fusion genes have been identified as oncogenic drivers in many malignancies, especially NSCLC. Crizotinib and entrectinib are the only approved treatments for metastatic ROS1+ NSCLC. The efficacy of crizotinib varies among different types of ROS1 fusion partners in patients with metastatic ROS1+ NSCLC. The most common fusion, CD74-ROS1, is associated with a higher rate of brain metastases and shorter overall survival. Unfortunately, the emergence of drug resistance to crizotinib and other ROS1-targeted investigational TKIs represents a major treatment limitation. The most common solvent front mutation in the ROS1 kinase, G2032R, was reported in 2017 from a single institution in 41% of biopsy specimens from patients who experienced progressive disease while taking crizotinib. The ROS1 L2026M gatekeeper mutation has also been reported.

The activity of repotrectinib against multiple ROS1 fusions and corresponding resistant mutations was evaluated using our in-house engineered Ba/F3 cell lines, as shown in the table below. Overall, repotrectinib demonstrated a strong inhibition profile, as reflected by low IC50 values, against wild-type and mutant ROS1 fusions when compared to many other ROS1 TKIs. IC50 represents the concentration needed to inhibit 50% of the activity of targeted tumor cells, with lower numbers reflecting higher potency. These data support the belief that repotrectinib can potentially be a best-in-class ROS1 TKI that effectively targets fusion and mutated fusion ROS1 kinases.

	Ba/F3 Cell Proliferation Assay IC50 (nM)
	No Kinase Domain Mutation				ROS1 G2032R				ROS1 L2026M
Inhibitor(1)	CD74- ROS1	SDC4- ROS1	EZR- ROS1	TPM3- ROS1	CD74- ROS1	SDC4- ROS1	EZR- ROS1	TPM3- ROS1	EZR- ROS1	TPM3- ROS1
Repotrectinib	<0.2	0.2	<0.1	<0.1	3.3	3	5	16.3	<0.2	<0.1
Crizotinib	14.6	19.6	19.4	31.1	266.2	4,661	660	500.6	95.6	236.2
Lorlatinib	0.2	0.3	0.2	0.3	160.7	352.9	190.5	434.9	1.6	1.9
Entrectinib	10.5	ND	1.5	9.4	1,813	ND	2,947	1,093	13.3	40.7
Ceritinib	42.8	59.8	33.1	105	1,391	1,883	885.8	543.7	12.6	66.5
Brigatinib	21	38.7	25.8	61	1,172	1,473	360.6	3,000	24.4	41.3
Cabozantinib	0.5	3	0.4	4.5	11.3	169.4	39.5	60.7	3.4	12.6
Ensartinib	39.5	ND	118.6	433.1	371.8	ND	1,757	4,814	543.3	1,463

ND: Not determined

(1)

Other than repotrectinib, data based on evaluation of comparable proxy chemical reagent purchased from commercial sources rather than obtained from the pharmaceutical company developing the kinase inhibitor

In addition, in xenograft tumor model studies, repotrectinib resulted in tumor regression in tumors carrying ROS1 fusion genes with or without a solvent front mutations, as depicted in the following figures.

Antitumor effect of repotrectinib in a patient-derived xenograft model of lung cancer with the CD74-ROS1 fusion gene	Antitumor effect of repotrectinib in a Ba/F3 cell-derived xenograft model with the CD74-ROS1 fusion gene	Antitumor effect of repotrectinib in a Ba/F3 cell-derived xenograft model with the CD74- ROS1 G2032R mutation

Repotrectinib demonstrated high potency against TRK resistant mutations

Oncogenic TRKA/B/C fusions are identified in multiple cancer types in adults and children. While TRK inhibitors have demonstrated significant efficacy in patients with these cancers, acquired resistant mutations can occur. Next-generation TRK inhibitors targeting both wildtype and mutant TRK fusions can address this unmet need. Repotrectinib was designed to potently inhibit wildtype TRKs and overcome resistant mutations. We compared the anti-proliferative activity of first-generation (larotrectinib/entrectinib) and next-generation (LOXO-195) TRK TKIs to repotrectinib in repeat preclinical studies using our in-house engineered Ba/F3 cells expressing wildtype or mutated TRKs, as shown in the table below. In Ba/F3 cells with NTRK fusion genes, repotrectinib was more potent than both larotrectinib and LOXO-195 against wildtype, solvent front mutations, gatekeeper mutations, and the compound mutation TRKA G595R/F589L (the simultaneous presence of two or more mutations in the same TRK kinase can often lead to resistance and is more difficult to treat).

	Ba/F3 Cell Proliferation Assay IC50 (nM)
	LMNA-TRKA					ETV6-TRKB		ETV6-TRKC
TRK Inhibitor(1)	WT	G595R	G667C	F589L	G595R/ F589L	WT	G639R	WT	G623R	G623E	F617I
Repotrectinib	<0.1	0.2	9.2	<0.2	13.7	<0.1	1.7	<0.2	1.0	0.6	<0.2
LOXO-195	4.6	15.1	94.9	26.5	480.8	1.4	20.8	4.0	23.9	36.1	40.9
Larotrectinib	18.9	2,817	1,863	597	>10000	28.2	2,500	41.4	7,500	1,486	4,000
Entrectinib	0.4	711	186.7	<0.2	1,774	0.6	1,577	0.8	1,670	1,500	54.9

WT: Wildtype

(1)

Other than repotrectinib, data based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical company commercializing or developing the respective TRK inhibitor

As shown in the figures below, in xenograft tumor models, repotrectinib led to a change in tumor volume in tumors carrying wildtype or mutated TRK fusions and demonstrated greater antitumor activity than entrectinib and LOXO-195 at the same dose level. The difference in the change in tumor volume obtained with 15 mg/kg BID of repotrectinib versus entrectinib at the same dose level was statistically significant (p = 0.01) in the model carrying the wildtype LMNA-TRKA fusion (upper right figure). The change in tumor volume obtained with 30 mg/kg BID of repotrectinib versus LOXO-195 at the same dose level was also statistically significant in the models carrying mutated LMNA-TRKA fusion with the solvent front mutation TRKA G595R or gatekeeper/solvent front compound mutation TRKA F589L/G595R, as shown below (p=0.03, bottom left figure; and p=0.003, bottom right figure).

Antitumor effect of repotrectinib in a patient-derived xenograft model with the ETV6-NTRK3 fusion gene	Antitumor effect of repotrectinib and entrectinib in an NIH3T3 cell-derived xenograft model with the LMNA-TRKA fusion

Antitumor effect of repotrectinib and LOXO-195 in an NIH3T3 cell-derived xenograft model with the LMNA-TRKA fusion harboring the G595R solvent front mutation	Antitumor effect of repotrectinib and LOXO-195 in an NIH3T3 cell-derived xenograft model with the LMNA-TRKA fusion harboring the F589L/G595R compound mutation

Other than repotrectinib, data based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical company developing the respective kinase inhibitor

TPX-0022—A Novel MET/CSF1R/SRC Inhibitor

TPX-0022 is a multi-targeted (see table below) orally bioavailable Type I TKI with a novel three-dimensional macrocyclic structure that is being developed as a MET, CSF1R, and SRC inhibitor. TPX-0022 is currently being evaluated in an ongoing Phase 1 study in patients with advanced solid tumors harboring genetic alterations in MET, which was initiated in July 2019. The study is a standard dose-escalation design, starting at 20 mg daily, to determine the maximum tolerated dose, overall safety profile, and preliminary efficacy of TPX-0022. Upon determination of the recommended Phase 2 dose, the study would then evaluate multiple dose expansion cohorts for a targeted enrollment of approximately 120 patients.

MET is a receptor tyrosine kinase. Hepatocyte growth factor (HGF) is the high-affinity natural ligand of MET. MET alterations, including point mutations, amplifications, fusions, exon 14 skipping, and the generation of HGF-MET autocrine loops have been reported in many cancers. MET amplification has been detected in up to 20% of NSCLC patients with EGFR mutations who acquired resistance to Iressa (gefitinib), Tarceva (erlotinib) or Tagrisso (osimertinib) treatment. In addition, autocrine and paracrine upregulation of HGF can limit the likelihood of response and duration of response achieved with the current investigational MET inhibitors in the clinic.

SRC and STAT3 can act cooperatively as upstream regulators of HGF expression, resulting in establishment of an HGF autocrine/paracrine loop, signal amplification, and an invasive phenotype. SRC inhibition may have the potential to reduce or abolish the upregulation of HGF via the modulation of STAT3 signaling.

Targeting CSF1R (colony stimulating factor 1 receptor) leads to the modulation of tumor associated macrophages (TAMs), which is a promising therapeutic strategy for TPX-0022 as a single agent or in combination with standard of care chemotherapy and immunotherapy in various solid tumors. Macrophages are cells in the immune system that generally detect and destroy diseased cells. TAMs, however, are macrophages that have a tumor-promoting function based on their capacity to secrete growth factors and suppress the immune system. Survival of TAMs is mediated by signaling through CSF1R.

As shown by the low IC50 values in the table below, TPX-0022 can potently inhibit MET, SRC and CSF1R in enzymatic and cell-based assays.

	Enzymatic IC50 (nM)			Cell Proliferation IC50 (nM)
Inhibitor(1)	MET	SRC	CSF1R	MKN45 (MET)	SNU5 (MET)	Ba/ F3 ETV6- CSF1R
TPX-0022	0.14	0.12	0.71	<0.2	<0.2	14
Capmatinib	0.20	ND	ND	<0.2	<0.2	ND
Crizotinib	4.0	ND	ND	10.5	2.8	ND
PLX-3397	ND	ND	ND	ND	ND	581

ND: Not determined

(1)

Other than TPX-0022, data based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical company commercializing or developing the respective kinase inhibitor

The kinase selectivity profile of TPX-0022 was evaluated against 157 kinases and the IC50s were determined against the hits from the kinase selectivity screen. The kinases with IC50 values less than 10 nM are listed below.

Enzyme	IC50 (nM)
TRKB	0.085
TRKC	0.13
TRKA	2.56
LCK	2.87
RAF1	2.87
ABL2/AGR	3.75
LYN	7.56
YES/YES1	9.81

In the cancer cell line- and patient-derived xenograft tumor models from gastric (MKN45 model), lung (LU2503 model) and liver (LI0612 model) cancers harboring MET amplification or MET exon 14 skipping mutations, TPX-0022 demonstrated antitumor activity and inhibition of MET phosphorylation in treated mice, as illustrated in the figures below.

Antitumor effect of TPX-0022 in the LI0612 patient-derived xenograft tumor model of hepatocellular carcinoma with MET gene amplification	Antitumor effect of TPX-0022 in the MKN45 cell-derived xenograft tumor model of gastric cancer with MET gene amplification

Antitumor effect of TPX-0022 in the LU2503 patient-derived xenograft tumor model of lung cancer with MET gene amplification and Exon 14 deletion	Inhibition of MET phosphorylation by TPX-0022 in the MKN45 cell-derived xenograft tumor model of gastric cancer with MET gene amplification

Increased levels of circulating CSF1 have been detected in many different human cancers and during treatment with a CSF1R inhibitor. Currently, there are multiple investigational small molecule CSF1R inhibitors, most of which are Type II TKIs that stabilize the kinase in the inactive conformation. PLX-3397, the most advanced CSF1R inhibitor in development, is one such Type II TKI. We observed in preclinical studies that increased levels of CSF1 reduced the potency of PLX-3397, which we believe may be due to a relative reduction of the presence of an inactive conformation of CSF1R. However, TPX-0022, a Type I TKI, continued to show potency in the presence of CSF1, as shown in the table below, which we believe may result in better antitumor activity.

		Cell Proliferation IC50 (nM)
Inhibitor	CSF1 (ng/mL)	0	0.3	1.0(1)	3.0	10.0	30.0	100
TPX-0022		0.3	3	11.6	78.2	84.1	180.8	174.5
PLX-3397(2)		<0.1	2	146.4	212.5	379.7	594.7	702.3

(1)	A 1 ng/mL concentration mimics typical conditions in advanced tumors
(2)	Data based on evaluation of corresponding proxy chemical compound purchased from a commercial source rather than from the pharmaceutical company commercializing or developing the inhibitor

As shown in the figure below, in preclinical MC38 syngeneic tumors in C57BL/6 mice, we have demonstrated potent CSF1R inhibitory activity of TPX-0022, which modulates TAMs and promotes a pro-inflammatory anti-tumor microenvironment.

TPX-0046—A Novel RET/SRC Inhibitor

TPX-0046 is a multi-targeted (see table below) orally bioavailable, Type I TKI with a novel three-dimensional macrocyclic structure that is being developed as a RET and SRC kinase inhibitor. We initiated a Phase 1/2 clinical trial of TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations in the fourth quarter of 2019.  The trial will evaluate both RET TKI-pretreated and TKI-naïve patient populations.

RET is a receptor tyrosine kinase (RTK). Constitutive activation of RET through gain-of-function mutations, amplifications and fusions have been found in multiple tumor types, including lung cancer, thyroid cancer and colon cancer. To date, two investigational RET inhibitors, pralsetinib (BLU-667) and selpercatinib (LOXO-292), have shown efficacy in patients with RET fusion positive NSCLC and thyroid cancer (medullary and papillary). In addition, multi-targeted TKIs that inhibit RET have been approved by the FDA in thyroid cancer. Recently, solvent front mutations have been reported as resistant mechanisms to selpercatinib in the clinic, and in our ongoing Phase 1 study we have treated multiple patients with solvent front mutations who were previously treated with selpercatinib or pralsetinib. Due to its novel macrocyclic structure, we believe TPX-0046 has the ability to demonstrate clinical activity in both treatment-naïve patients and in patients that develop solvent front mutations. In addition, TPX-0046 has minimal activity against VEGFR kinases, the inhibition of which is often associated with cardiovascular toxicities such as hypertension.

The inhibition of the SRC kinase has the potential to reduce the recruitment of multiple receptor tyrosine kinases involved in bypass resistance and therefore increase the therapeutic effect seen with RET inhibitors. In addition, SRC family kinases (SFKs) regulate MTC cellular proliferation in vitro and mediate growth signals by increasing DNA synthesis and decreasing apoptosis (programmed cell death). Therefore, a dual inhibitor of RET and SRC represents a novel therapeutic strategy to target abnormal RET signaling in cancers.

The broad spectrum of inhibition by TPX-0046 against wildtype and mutated RETs in enzyme-based assays compared with proxy chemical compounds for BLU-667 and LOXO-292 in the same testing panel are summarized in the table below. Overall, TPX-0046 showed comparable or stronger potency against wildtype RET and many mutated RETs, except gatekeeper mutations V804M, V804L, and V804E.

RET Enzyme	TPX-0046 IC50 (nM)	BLU-667a IC50 (nM)	LOXO-292a IC50 (nM)	RET Enzyme	TPX-0046 IC50 (nM)	BLU-667a IC50 (nM)	LOXO -292a IC50 (nM)
RET-NCOA4	0.7	1.5	1.6	RET (G691S)	1.8	2.5	3.1
RET-CCDC6	0.5	0.8	0.9	RET (S904A)	0.9	1.2	1.6
RET-PRKAR1A	0.4	0.8	0.9	RET (L790F)	0.4	0.5	0.4
RET	1.0	1.7	1.9	RET (M918T)	0.3	0.5	0.4
RET (V778I)	0.1	0.3	0.4	RET (Y806H)	2.6	3.7	3.5
RET (Y791F)	0.4	0.8	0.8	RET (R813Q)	1.7	2.5	2.6
RET (S891A)	0.2	0.6	0.8	RET (A883F)	1.2	1.1	1.2
RET (R749T)	0.8	1.0	1.1	RET (V804M)(1)	8.1	2.8	4.6
RET (S904F)	0.5	0.6	0.7	RET (V804L)(1)	6.2	0.8	0.9
RET (E762Q)	1.0	1.6	1.8	RET (V804E)(1)	>1000	8.4	15.1

(1)	Gatekeeper mutation
[a]

Data for BLU-667 and LOXO-292 based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical companies developing the respective kinase inhibitor

The kinase selectivity profile of TPX-0046 was initially evaluated against 157 kinases and later evaluated against 374 kinases. The IC50s values presented below were determined against the hits from both kinase selectivity screens. The kinases with IC50 values less than 10 nM determined as an average of separate studies, are summarized in the table below.

Enzyme	IC50 (nM)
PEAK1	0.4
c-Src	0.98
ABL2/ARG	1.4
TXK	1.69
TRKC	1.76
FYN	1.94
FGFR2	1.96
LYN	2.03
MUSK	2.4
YES/YES1	2.64
HCK	2.71
FGR	3.1
FLT3	3.2
BMX/ETK	3.31
TRKB	3.35
DDR1	4.3
LCK	4.4
BTK	4.65
TIE2/TEK	5.6
JAK2	7.67
TRKA	7.77
FGFR1	9.75

In addition, the activity against other selected RTKs are summarized below which indicate TPX-0046 has minimal activity against VEGFR1/2/3.

Enzyme	IC50 (nM)
c-Kit	>1000
c-MET	>1000
EGFR	>1000
FLT1/VEGFR1	>1000
KDR/VEGFR2	>1000
FLT4/VEGFR3	513.30
IGF1R	>1000
PDGFRa	>1000
PDGFRb	>1000

TPX-0046 has also been evaluated in our in-house engineered Ba/F3 cell lines, as well as in commercially available TT and LC2/ad cell lines. In these cell-based assays, the approved RET inhibitor cabozantinib was used as a comparator. TPX-0046 potently inhibited the growth of Ba/F3 cells with the KIF5B-RET fusion gene, TT cells with the C634W mutation and LC2/ad cells with the CCDC6-RET fusion gene, as summarized in the table below. TPX-0046 also potently inhibited the proliferation of our in-house engineered Ba/F3 cells with the mutated KIF5B-RET fusion gene harboring the solvent front mutation RET G810R, but had less activity against the mutated KIF5B-RET fusion gene harboring the gatekeeper mutation RET V804M. Recently, solvent front mutations have been reported as resistant mechanisms to selpercatinib in the clinic. Currently there are no FDA-approved RET TKIs that can address resistance that may arise after selpercatinib or pralsetinib.

	Cell Proliferation IC50 (nM)
Inhibitor	Ba/F3 KIF5B-RET WT	Ba/F3 KIF5B-RET G810R (Solvent front mutation)	TT(1) (RET C634W)	LC2/ad(2) (CCDC6- RET)	Ba/F3 KIF5B-RET V804M (Gatekeeper mutation)
TPX-0046	1.2	15.3	0.9	1	444
Cabozantinib(3)	142	1,344	399	500	3,400

(1)	TT is a stable cancer cell line derived from a human medullary thyroid carcinoma with a C634W mutation
(2)	LC2/ad is a stable cancer cell line derived from a human lung adenocarcinoma with the CCDC6-RET fusion gene
(3)	Data based on evaluation of corresponding proxy chemical compound purchased from a commercial source rather than from the pharmaceutical company commercializing or developing the kinase inhibitor

We have evaluated in a separate experiment the antiproliferation activities of TPX-0046 and proxy chemical compounds for LOXO-292 and BLU-667 in Ba/F3 cells expressing KIF5B-RET, KIF5B-RET V804M, KIF5B-RET Y806N, KIF5B-RET G810S or KIF5B-RET G810R. The results against the same cell lines by TPX-0046 may vary slightly among different experiments within acceptable experimental variations. Consistent with the RET enzymatic data, TPX-0046 generally showed comparable or stronger potency as compared to the proxy chemical compounds for pralsetinib (BLU-667) and selpercatinib (LOXO-292) in the Ba/F3 KIF5B-RET cell proliferation assay against wildtype RET and many mutated RETs, and less potency against the gatekeeper mutation RET V804M. A recent published preclinical study found the RET Y806N hinge mutation as a common resistance mutation to cabozantinib, lenvatinib and vandetanib. All three molecules (TPX-0046, as well as proxy compounds for LOXO-292 and BLU-667) showed potency against RET Y806N. As it relates to solvent front mutations and specifically G810S or G810R, we believe the ability of RET inhibitors to overcome these mutations will vary based on the size of the RET inhibitor’s structural motif at the solvent front area and its interference with the amino acid residues with the solvent front.  A recent published study reported that RET G810 solvent front mutations represent the first described recurrent mechanism of resistance to selective RET inhibition with selpercatinib in the clinic. TPX-0046 is shown to be the most potent compound in Ba/F3 KIF5B-RET G810/R/S cell proliferation assays, whereas proxy chemical compounds for BLU-667 and LOXO-292 are shown to have minimal activity against the solvent front mutation RET G810R. The results are summarized below.

	Cell Proliferation IC50 (nM)
Inhibitor	Ba/F3 KIF5B-RET WT	Ba/F3 KIF5B-RET G810R (Solvent front mutation)	Ba/F3 KIF5B-RET G810S (Solvent front mutation)	Ba/F3 KIF5B-RET Y806N (Hinge mutation)	Ba/F3 KIF5B-RET V804M (Gatekeeper mutation)
TPX-0046	0.4	16.9	0.4	10.6	533
LOXO-292	0.2	568	72.9	16.3	23.4
BLU-667	0.7	749	6.9	27.9	1.1

Data for BLU-667 and LOXO-292 based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical companies developing the respective kinase inhibitor. IC50 values for WT, G810R and V804M are from at least 3 independent experiments.  The IC50 values for G810S and Y806N are from 1 to 2 independent experiments and include at least three independent replicates.

As demonstrated by both the enzyme-based and the cell-based assay data above, TPX-0046 has shown strong potency against wildtype and many mutated RETs, although TPX-0046 is not as potent against RET gatekeeper mutations when compared to wildtype and the solvent front mutation G810R.

In addition, TPX-0046 has shown dose-dependent inhibition of tumor growth in cancer cell- and patient-derived tumor models, as shown in the figures below.

Antitumor effect of TPX-0046 in the CR1520 patient-derived xenograft model of colorectal cancer with the NCOA4-RET fusion gene	Antitumor effect of TPX-0046 in a Ba/F3 cell-derived xenograft tumor model with the KIF5B-RET fusion harboring the G810R mutation

Antitumor effect of TPX-0046 in a TT cell-derived xenograft tumor model of medullary thyroid carcinoma with the RET C634W mutation	Antitumor effect in a Ba/F3 cell-derived xenograft tumor model of lung cancer with the KIF5B-RET fusion gene

To further support the activity of TPX-0046 against the solvent front mutation G810R, we evaluated TPX-0046 and the proxy chemical compounds LOXO-292 and BLU-667 in a Ba/F3 KIF5B-RET G810R cell-derived tumor model. Consistent with the in vitro cellular and enzymatic data, TPX-0046 has strong activity against the G810R mutation with complete tumor regression in 9 out of 10 mice when dosed at 10 mg/kg twice a day while BLU-667 and LOXO-292 had minimal tumor growth inhibition at the same dose level by percent of tumor growth inhibition.

TPX-0131 – A Next-Generation ALK Inhibitor

TPX-0131 is a next-generation ALK inhibitor which is currently entering IND-enabling studies.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Pending successful completion of IND-enabling studies, we anticipate submitting an IND for TPX-0131 in early 2021.

Clinically significant ALK gene fusions are oncogenic drivers and have been found in a number of human cancers, especially in NSCLC. ALK-driven tumors are estimated to represent up to 7 percent of driver oncogenes in NSCLC.  Currently, there are five FDA approved ALK inhibitors available for the treatment of ALK+ NSCLC. Sequential therapy with a next-generation selective ALK inhibitors with increased potency and effectiveness against ALK resistance mutations is a key strategy for treating ALK+ NSCLC patients. The most common solvent front mutation ALK G1202R confers resistance to the current approved ALK inhibitors with one study showing the prevalence of this specific solvent front mutation in approximately 40% of patients treated with a prior ALK inhibitor who developed a resistant mutation. Lorlatinib is the only approved ALK inhibitor that has demonstrated clinical efficacy in ALK+ NSCLC patients who developed the ALK G1202R mutation from a prior ALK TKI. More recently, compound mutations have been reported in patients after treatment with two or three ALK TKIs. One such example is the compound mutation ALK G1202R/L1196M, which confers resistance to currently approved therapies, including lorlatinib.

TPX-0131 showed comparable or stronger potency against wildtype ALK and many mutated forms of ALK in Ba/F3 cell proliferation assays against proxy chemical compounds for other ALK inhibitors as summarized below.

	Ba/F3 Cell Proliferation IC50 (nM)
Inhibitor	ALK WT	ALK G1202R	ALK G1202R/ L1196M	ALK G1202R/ L1198F	ALK G1202R/ C1156Y	ALK L1196M/ L1198F
TPX-0131	<1.0	0.2	<2.0	<0.2	<0.2	<0.2
alectinib	2.8	10000	>10000	1787	2171	837
brigatinib	16	176	1152	1578	925	134
ceritinib	5.1	265	1298	1681	1395	624
lorlatinib	1.3	58	4087	921	435	462
crizotinib	44.8	369	764	135	898	112

Other than TPX-0131, data based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical company commercializing or developing the respective kinase inhibitor.

Commercial Operations

For repotrectinib, we intend to establish our own commercial and marketing organization in the United States and to selectively establish partnerships in markets outside the United States. We intend to build a specialist sales force to target physicians who are high prescribers of treatments for solid tumors. We expect that the sales force will be supported by sales management, internal sales support, an internal marketing group and distribution support. Additionally, we expect that the sales and marketing teams will manage relationships with key accounts such as managed care organizations, group purchasing organizations, hospital systems, physician group networks, and government accounts. To develop the appropriate commercial infrastructure, we expect to invest significant amounts of financial and management resources, some of which will be committed prior to approval of repotrectinib, which we may never obtain.

For our other drug candidates, we intend to retain commercialization rights in the United States and leverage our commercial and marketing organization for repotrectinib, assuming we obtain regulatory approval in the United States. For certain drug candidates, we will consider entering into relationships with strategic partners that enable the expansion of the ongoing clinical development, while retaining significant value for our stockholders. These pharmaceutical company partnerships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients (APIs) and clinical drug supply for repotrectinib and our other drug candidates for our preclinical and ongoing and planned Phase 1 and Phase 2 testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for APIs and drug product. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the APIs and drug product prior to submission of a new drug application to the FDA or other marketing authorization applications to other regulatory authorities.

All our drug candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible synthetic processes that are amenable to scale-up and do not require specialized equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We compete in the segments of the pharmaceutical, biotechnology and other related markets that address inhibition of kinases in cancer. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing drugs and new drugs that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than repotrectinib or any other drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Repotrectinib Competition

If we are successful in developing repotrectinib, we expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC, entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC and TRK+ solid tumors; and larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, for the treatment of ROS1+ NSCLC at companies including Pfizer Inc. (lorlatinib), Novartis Pharmaceuticals Corporation (ceritinib), Betta Pharmaceuticals Co., Ltd. (ensartinib), Exelixis, Inc. (cabozantinib), and AnHeart Therapeutics Company (taletrectinib) and for the treatment of TRK+ solid tumors at companies including Bayer AG (LOXO-195) Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib).

TPX-0022 Competition

There are currently no approved drugs targeting MET alterations. If we are successful in developing TPX-0022, our MET/CSF1R/SRC inhibitor, we expect TPX-0022 will compete against Xalkori (crizotinib) and other compounds which are in phase 2 or later clinical development for the treatment of MET+ tumors at companies including Novartis Pharmaceutical Corporation (capmatinib), AstraZeneca (savolitinib), Merck KGaA (tepotinib), and Exelixis, Inc. (cabozantinib).

TPX-0046 Competition

Although there are currently no approved drugs selectively targeting RET, there are two multi-targeted inhibitors that do target RET, namely cabozantinib which is marketed by Exelixis, Inc under the name Cometriq and vandetanib, which is marketed by Sanofi Genzyme under the name Caprelsa, both for the treatment of progressive medullary thyroid cancer (MTC).  In addition to these agents, we expect that TPX-0046, would compete against other investigational compounds in last stage clinical development at companies including Blueprint Medicines (pralsetinib) and Eli Lilly and Company (selpercatinib).

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection intended to cover the composition of matter of our drug candidates, including repotrectinib, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for our drug candidates and other commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable intellectual property and proprietary rights of third parties.

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. As a result, we cannot guarantee that any of our drug candidates will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

As of February 15, 2020, we owned two issued patents in the United States directed to repotrectinib and two issued patents in the U.S. directed to structurally related compounds, one of which is also directed towards TPX-0022 and structurally related compounds, as well as issued patents in Australia, China, Columbia, Eurasia, Europe, Japan and Mexico with composition of matter claims directed to repotrectinib, TPX-0022, structurally related compounds and/or their use in the treatment of certain diseases, including cancer. These issued patents are expected to expire between January 2035 and July 2036 depending on the patent and country, without taking into account any possible patent term extension, where applicable. As of February 15, 2020, we also had approximately 96 pending patent applications directed to repotrectinib and its use in the North America, Europe, Asia and other global regions which, if issued, are expected to expire at dates ranging between January 2035 and January 2038, without taking potential patent term extensions into account. As of February 15, 2020, we also had approximately 56 pending patent applications directed to TPX-0022 and its use in North America, South America, Europe, Asia, and other global regions which, if issued, are expected to expire at dates ranging between January 2035 and July 2038, without taking potential patent term extensions into account. In addition, we have pending patent applications directed to composition of matter for TPX-0046 and TPX-0131 and structurally related compounds and their use in treating diseases, including cancer, which if issued are expected to expire at dates ranging between 2038 and 2040, without taking potential patent term extensions into account.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering repotrectinib and TPX-0022, and patents for TPX-0046 and novel ALK inhibitors, if issued, may or will be entitled to patent term extensions. If our drug candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved drug candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including certain aspect of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our confidential information, as well as entering into non-disclosure and confidentiality agreements with our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties, such parties may breach such agreements and disclose our proprietary information including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP), regulation;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product candidate for its intended purpose;

•	preparation of and submission to the FDA of an NDA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

A registrational trial is a clinical trial that adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the drug. Generally, registrational trials are Phase 3 trials but may be Phase 2 trials if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the NDA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. A determination by the FDA within 60 days of the receipt of an NDA to file the application for review for its completeness is initiated at the time of submission. If the FDA determines there is significance to the missing or incomplete information in the context of the proposed drug product, the proposed indication(s), and the amount of time needed to address any given deficiency, it can issue a refusal-to-file letter. The submission of an NDA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once an NDA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the product will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the NDA. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

•	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics and drugs. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

FDA Regulation of Companion Diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. According to FDA guidance, a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the trial plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Pursuing FDA approval of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval, or PMA, for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned patents, and if eligible for such restoration, to add patent term beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the United States Federal Food, Drug, and Cosmetic Act (FDCA) can also delay the submission or the approval of certain marketing applications for competing products. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

European Drug Development

In Europe, our future drugs will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in Europe are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. It is expected that the Regulation will apply in 2020. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

European Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as medicines derived from biotechnology, such as genetic engineering, orphan medicinal drugs, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal drugs containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The Centralized Procedure is optional for drugs containing a new active substance not yet authorized in the EEA, for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the drug has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMS) for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national MA in all the Member States (i.e. in the RMS and the CMS).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the drug on the basis of scientific criteria concerning its quality, safety and efficacy.

European Data and Marketing Exclusivity

In Europe, new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, commonly referred to as “Brexit” and the United Kingdom officially withdrew from the EU on January 31, 2020.  The United Kingdom and the EU are currently in a transition period during which the United Kingdom and the EU are negotiating additional arrangements, including their future trading arrangement.  The United Kingdom has stated that it wants the transition period to expire, and the future trading terms to be agreed, by December 31, 2020.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned with EU regulations. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (GDPR). The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, the United Kingdom’s withdrawal from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country. In all cases the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical drugs and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations.

We plan to develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal drugs for which their national health insurance systems provide reimbursement and to control the prices of medicinal drugs for human use. A member state may approve a specific price for the medicinal drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal drug on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our drugs. Historically, drugs launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities and affect a biopharmaceutical company’s ability to profitably sell any approved drugs.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. However, any negotiated prices for our drugs covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental third-party payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the U.S. Department of Health and Human Services (HHS), the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private third-party payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) enacted in March 2010, has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There remain judicial and Congressional challenges as well as efforts by the current U.S. President’s administration to repeal or replace certain aspects of the ACA. Since January 2017, the current U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the then-U.S. President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. President’s administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  Additionally, the current U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Additionally, the federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalties law, prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) also created additional federal civil and criminal penalties for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many states have similar health care fraud and abuse laws that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, through the Physician Payments Sunshine Act, imposes new reporting requirements on drug manufacturers for payments made by them to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Drug manufacturers are required to submit annual reports to the government and these reports are posted on a website maintained by CMS. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require the registration of pharmaceutical sales representatives and/or require tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security requirements that may impact the way in which we conduct research and operate our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as individuals and entities that provide services on behalf of a covered entity that involve individually identifiable health information, known as business associates. In addition, we may be directly subject to certain state laws concerning privacy and data security. For example, California recently enacted the California Consumer Privacy Act (CPPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Existing state laws governing the privacy and security of personally identifiable information, and, in some states, health information, impose differing requirements, thus complicating our compliance efforts.

If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, and exclusion from participation in federal healthcare programs, such as Medicare and Medicaid.

Employees

As of December 31, 2019, we had 95 total employees, 87 of whom were full-time employees, 43 of whom hold Ph.D., Pharm.D. or M.D. degrees. Of these employees, 73 were engaged in research and development activities and 22 were engaged in general and administrative activities. Our employees are not represented by labor unions or covered by collective bargaining agreements.

Corporate and Other Information

We were incorporated in Delaware in October 8, 2013 as TP Therapeutics, Inc. and we subsequently changed our name to Turning Point Therapeutics, Inc. in November 2018. Our principal executive offices are located at 10628 Science Center Drive, Ste. 200, San Diego, California, and our telephone number is (858) 926-5251. Our corporate website address is www.tptherapeutics.com and we regularly post copies of our press releases as well as additional information about us on our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (SEC). Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Item 1A. Risk Factors.

RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance.  These statements are not guarantees of future performance or events.  Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report.  You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well adversely affect the value of an investment in our common stock.  There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales or from licenses or collaborations. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2019 and 2018, we reported net losses of $72.1 million and $24.8 million, respectively. As of December 31, 2019, we had an accumulated deficit of $122.9 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through December 31, 2019, we received an aggregate of $512.0 million in net proceeds from such sales. As of December 31, 2019, our cash and cash equivalents and marketable securities were $409.2 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials, including the ongoing Phase 2 portion of TRIDENT-1, Phase 1 clinical trial of TPX-0022, Phase 1/2 clinical trial of repotrectinib in pediatric patients, and Phase 1/2 clinical trial of TPX-0046, and any other clinical trials or development activities we may choose to pursue, including further development of TPX-0131. In addition, if we obtain marketing approval for repotrectinib, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of repotrectinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 portion of TRIDENT-1, our Phase 1/2 pediatric study of repotrectinib and any other additional clinical trials evaluating repotrectinib;
•	the scope, rate of progress, results and costs of drug design, preclinical development and clinical trials for the other drug candidates in our pipeline, including TPX-0022, TPX-0046 and TPX-0131;
•	the extent to which we develop, in-license or acquire other pipeline drug candidates or technologies;
•	the number and development requirements of other drug candidates that we may pursue, and other indications for our current drug candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates and any companion diagnostics we may pursue;
•	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	the cost associated with commercializing any approved drug candidates, including to establish sales and marketing capabilities;

•	the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
•	the revenue, if any, received from commercial sales of repotrectinib, if approved, or our other pipeline drug candidates that receive marketing approval;
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

Risks Related to the Design and Development of Our Drug Candidates

We are highly dependent on the success of our lead drug candidate, repotrectinib, which is currently in a Phase 2 potentially registrational clinical trial, and our other drug candidates which are in early clinical development. We have not successfully completed late-stage clinical trials or obtained regulatory approval for any drug candidate. We may never obtain approval for any of our drug candidates or achieve or sustain profitability.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead product candidate repotrectinib. Our other drug candidates are in earlier stages of development. We currently have no products that are approved for sale. We only initiated and began patient dosing in the Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib in the second half of 2019. Our other drug candidates currently in clinical trials, TPX-0022 and TPX-0046 are only in Phase 1 studies. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

We currently have three drug candidates in clinical development and one drug candidate in preclinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we have observed encouraging preliminary overall response rates in the dose escalation and dose expansion stage of the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib. For example, based on the lack of responses in the pretreated evaluable ALK+ patients enrolled in the Phase 1 portion of TRIDENT-1, we are not enrolling ALK+ NSCLC patients in the Phase 2 portion of TRIDENT-1.

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

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know if any of our planned preclinical studies or clinical trials will begin in a timely basis or at all.  We do not know whether any of our ongoing clinical trials will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on, any of our clinical trials for a variety of reasons. In February 2018, we received a Deficiency–Potential Hold Issues letter from the FDA stating that the number of patients treated in the Phase 1 portion of TRIDENT-1 exceeded the protocol-specified dose escalation enrollment plan. Additionally, the Development Safety Update Report (DSUR) and the Investigator’s Brochure (IB) had not been updated with available clinical safety information. Following discussion with the FDA, our IND was placed on partial clinical hold pending the submission of an amended protocol, an updated DSUR and updated IB. The partial clinical hold was removed on June 29, 2018 after the requested documents were revised and TRIDENT-1 resumed patient enrollment.

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

Before obtaining marketing approval from the FDA or comparable foreign regulatory authorities, for the sale of repotrectinib or any other drug candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our contract research organizations (CROs) and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have submitted three INDs: one IND for the current Phase 1/2 clinical trials of repotrectinib; one IND for the current Phase 1 clinical trial of TPX-0022; and one IND for the current Phase 1/2 clinical trial of TPX-0046. We will require the acceptance by the FDA of an IND prior to initiating any clinical trials in the United States for TPX-0131, or any future combination studies of any of our drug candidates, or for any of our other future potential drug candidates. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly affect our product development costs. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;
•	obtaining FDA or comparable foreign regulatory authorities’ authorization to commence a trial or reaching a consensus with regulatory authorities on trial design;
•	failing to obtain regulatory clearance or approval of companion diagnostics we may use to identify patients for enrollment in our clinical trials;
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

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for drug candidates that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. This is acutely relevant for our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC, our development of TPX-0046 for the treatment of patients with RET+ advanced solid tumors, and development of TPX-0022 for the treatment of MET+ advanced solid tumors, indications for which investigational drugs are competing for clinical trial participants, and for our development of repotrectinib for the treatment of patients with NTRK+ advanced solid tumors, an indication for which the approved TKIs, larotrectinib and entrectinib, are required to complete post-marketing studies. Patient enrollment is also affected by other factors, including:

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

•	invasive procedures required to enroll patients and to obtain evidence of the drug candidate’s performance during the clinical trial;
•	availability and efficacy of approved medications for the disease under investigation;
•	eligibility criteria defined in the protocol for the trial in question;
•	the ability of our companion diagnostics to identify patients;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	efforts to facilitate timely enrollment in clinical trials;
•	whether we are subject to a partial or full clinical hold on any of our clinical trials;
•	reluctance of physicians to encourage patient participation in clinical trials;
•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents; and
•	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our clinical trials of repotrectinib, TPX-0046 and TPX-0022, a material percentage of patients in these clinical trials may die during a trial, which could impact development of our drug candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients enrolled in the Phase 2 portion of TRIDENT-1. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites. There is no guarantee that the results obtained from such LDTs or other tests will be consistent with the results obtained from our prototype companion diagnostic. Any inconsistency may result in inclusion of patients with false positive test results that could adversely impact the results of the clinical trial and adversely impact the development and approval of a companion diagnostic. We have selected a diagnostic partner to support development of the companion diagnostic and filing of a PMA application to the FDA. In May 2019, the FDA approved an investigational device exemption (IDE) for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1. An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials and other studies of repotrectinib and our other drug candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, our CROs, clinical investigators and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for drug candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts.  In addition, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our manufacturers.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our drug candidates are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of a new drug application (NDA) to the FDA and we are not permitted to market any drug candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.

The FDA has granted fast track designation to repotrectinib for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI.  We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for repotrectinib for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	requirements to report financial arrangements with physicians, as defined by such law, and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and Congressional challenges as well as efforts by the current U.S. President’s administration to repeal or replace certain aspects of the ACA. Since January 2017, the current U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. President’s administration issued budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  In addition, the current U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. Although some of these measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In some countries, particularly the countries of the European Union (EU), the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In addition, the recent withdrawal of the United Kingdom from its membership in the EU, often referred to as “Brexit”, could lead to legal and regulatory uncertainty in the United Kingdom and may lead to the United Kingdom and EU adopting divergent laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the United Kingdom.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates. While we have filed patent applications covering aspects of our drug candidates, we currently only have issued patents in the United States, Australia, China, Columbia, Eurasia, Europe, Japan, and Mexico covering the composition of matter of repotrectinib, TPX-0022, certain structurally related compounds, and methods of using the compounds in the treatment of cancer.

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

If we are successful in developing repotrectinib, we expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC, entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC and TRK+ solid tumors; and larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, clinical development for the treatment of ROS1+ NSCLC at companies including against Pfizer Inc. (lorlatinib), Novartis Pharmaceuticals Corporation (ceritinib), Betta Pharmaceuticals Co., Ltd. (ensartinib), Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib) and TKIs in Phase 2, or later, clinical development for the treatment of TRK+ solid tumors at companies including Bayer AG (LOXO-195), Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib).

We expect that TPX-0022 will compete against Xalkori (crizotinib) and other compounds which are in phase 2 or later clinical development for the treatment of MET+ tumors at companies including Novartis Pharmaceutical Corporation (capmatinib), Astrazeneca (savolitinib), Merck KGaA (tepotinib), and Exelixis, Inc. (cabozantinib). We expect that TPX-0046 will compete against other compounds in phase 2 or later clinical development for the treatment of RET+ cancers at companies including Eli Lilly and Company (selpercatinib) and Blueprint Medicines (pralsetinib) and approved drugs for the treatment of medullary thyroid cancer including cabozantinib which is marketed by Exelixis, Inc. as Cometriq and vandetinib which is marketed by Sanofi Genzyme as Caprelsa.

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

We are highly dependent on the development and managerial expertise of Athena Countouriotis, M.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

As of December 31, 2019, we had 95 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

In addition, California recently enacted the California Consumer Privacy Act (CPPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for the tax years ending on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017, under the Tax Cuts and Jobs Act, will not expire and may be carried forward indefinitely but will be only deductible to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, our pre-2018 net operating loss carryforwards may expire prior to being used, our net operating loss carryforwards generated in 2018 and thereafter will be subject to a percentage limitation and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through December 31, 2019, has ranged from a low of $26.67 to a high of $63.25. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

•

provide that special meetings of our stockholders may be called only by the chair of our board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will apply to suits brought to enforce a duty or liability created by the Securities Act, but stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations thereunder; and provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) date on which we qualify as a large accelerated filer.

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

Legal, political and economic uncertainty surrounding the planned exit of the UK from the EU may be a source of instability in international markets, create currency fluctuations and pose additional risks to our business operations and financial condition.

The United Kingdom’s withdrawal from the EU, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the EU and there is the potential that the United Kingdom and the EU may not agree to a withdrawal arrangement before the date the United Kingdom leaves the EU. During this period of negotiation and afterwards, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty. In the short and medium term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies, which may have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 10628 Science Center Drive, Suite 200, San Diego, California 92121 where we occupy approximately 33,864 square feet of office and lab space. The lease will expire on June 30, 2023. We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TPTX” since April 17, 2019.

Holders of Common Stock

As of March 1, 2020, there approximately 135 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued and sold the following unregistered securities:

(1)

From January 1, 2019 through April 21, 2019, which is the day before we priced our initial public offering, we granted stock options under our 2013 Equity Incentive Plan to purchase an aggregate of 1,218,354 shares of our common stock at a weighted average exercise price of $11.05 per share, to certain of our employees in connection with services provided to us by such persons. Of these, zero options have been exercised and 74,345 options have been cancelled through December 31, 2019.

The offers, sales and issuances of securities described above in paragraph (1) was deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of such securities were our employees and received the securities under our 2013 Equity Incentive Plan.

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

On September 10, 2019, we sold an additional 4,500,000 shares in a follow-on offering of our common stock at a price of $45.00 per share for aggregate proceeds of $202.5 million. In connection with this offering, we paid underwriting discounts and commissions and direct offering costs of approximately $13.0 million.  No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Through December 31, 2019, we have not used any of the net proceeds from our initial public offering or follow-on offerings. We are investing these funds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public and follow-on offerings as described under “Use of Proceeds” in the Prospectus’. We cannot predict with certainty all of the particular uses for the net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the prospectus for our initial public offering. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our initial public offering.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2019, 2018 and 2017 and the selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited financial statements that are included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$57,943	$21,062	$15,241
General and administrative	19,781	4,578	1,488
Total operating expenses	77,724	25,640	16,729
Loss from operations	(77,724)	(25,640)	(16,729)
Other income, net	5,593	855	136
Net loss	(72,131)	(24,785)	(16,593)
Unrealized gain on marketable securities, net of tax	271	-	-
Comprehensive loss	$(71,860)	$(24,785)	$(16,593)
Net loss per share, basic and diluted	$(2.99)	$(7.31)	$(4.97)
Weighted-average common shares outstanding, basic and diluted	24,124,924	3,388,586	3,337,640

	December 31,
	2019	2018	2017
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$409,151	$101,029	$45,033
Working capital (1)	400,915	96,201	41,089
Total assets	422,202	103,280	45,908
Convertible preferred stock	–	145,916	66,161
Accumulated deficit	(122,884)	(50,753)	(25,968)
Total stockholders' equity (deficit)	404,351	(48,406)	(24,844)

(1)

We define working capital as current assets less current liabilities. See our financial statements included elsewhere in this report for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.  For the comparison of the financial results for the fiscal years ended December 31, 2018 and 2017, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Registration Statement on Form S-1, as amended, originally filed with the SEC on March 21, 2019.

References in the following discussion to "we," "our," "us," "Turning Point" or "the Company" refer to Turning Point Therapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies to address key limitations of existing therapies and improve the lives of patients. Our internally developed and wholly owned pipeline of next-generation tyrosine kinase inhibitors (TKIs) targets numerous genetic drivers of cancer in both TKI-naïve and TKI-pretreated patients. The pervasive challenges of intrinsic and acquired treatment resistance often limit the response rate and durability of existing therapies. One of these challenges is the emergence of solvent front mutations, which are a common cause of acquired resistance to currently approved therapies for ROS1, TRK and ALK kinases. We have developed a macrocycle platform enabling us to design proprietary small, compact TKIs with rigid three-dimensional structures that potentially bind to their targets with greater precision and affinity than other kinase inhibitors. We believe the TKIs generated from our drug discovery platform have the potential to be best-in-class.

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. We initiated the multi-cohort Phase 2 registrational portion of TRIDENT-1 in June 2019 and we anticipate reporting interim data from initial patients from some of the registrational cohorts within the Phase 2 portion of TRIDENT-1 in the second half of 2020. We plan to conduct the Phase 2 portion of the trial in approximately 100 sites in the United States, Europe and Asia-Pacific regions, and to enroll a total of approximately 320 patients.  The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors.  We also commenced a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ROS1+, TRK+ or ALK+ advanced solid tumors in November 2019.

In addition to repotrectinib, our pipeline includes two clinical-stage multi-targeted kinase inhibitors, TPX-0022 (a novel MET/CSF1R/SRC inhibitor) and TPX-0046 (a novel RET/SRC inhibitor), and a preclinical ALK inhibitor, TPX-0131, which is entering IND-enabling studies. We initiated our Phase 1 clinical trial of TPX-0022 in patients with advanced solid tumors harboring genetic alterations in MET in July 2019. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg daily, or QD, followed by dose expansion cohorts with a targeted enrollment of 120 patients at sites in the United States, Europe, and Asia-Pacific regions. The dose expansion cohorts are planned to enroll MET therapy-naïve and pretreated NSCLC patients with MET exon 14 skipping mutations; patients with MET-amplified NSCLC, hepatocellular, gastric or gastroesophageal cancer; and patients with other solid tumors harboring MET kinase domain mutations or MET fusions. We anticipate reporting early interim data from initial patients treated with TPX-0022 in this Phase 1 trial in the second half of 2020.

We initiated our Phase 1/2 clinical trial of TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations in the fourth quarter of 2019. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose escalation portion, and approximately 300 patients in the Phase 2 expansion portion at sites in the United States, Europe and Asia-Pacific regions. The study design allows intra-patient dose escalation based on tolerability in both RET TKI-treatment naïve and pretreated patients.

As we advance our clinical programs with site activations and patient enrollment across our three clinical stage drug candidates, we are in close contact with our CROs and clinical sites as we navigate and assess the impact of COVID-19 on our studies and current timelines.

Our fourth drug candidate, TPX-0131 is a next-generation preclinical ALK inhibitor.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Pending successful completion of IND-enabling studies, we anticipate submitting an IND for TPX-0131 in early 2021.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of December 31, 2019, we had an accumulated deficit of $122.9 million and we incurred net losses of approximately $72.1 million for the year ended December 31, 2019. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Research and development expenses include:

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

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid assets. Our prepaid assets are expensed as the related goods are delivered or the services are performed.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development expenses
Repotrectinib	$38,022	$12,214	$13,219
Other research programs	19,921	8,848	2,022
Total research and development expenses	$57,943	$21,062	$15,241

Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates.

The successful development of our drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•	successful completion of preclinical studies and clinical trials;
•

delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials or in our ability to negotiate agreements with clinical trial sites or contract research organizations;

•	the number and location of clinical sites included in the trials;
•	raising additional funds necessary to complete clinical development of our drug candidates;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for clinical supplies of our drug candidates;
•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all;
•	the results of our clinical trials;
•	protecting and enforcing our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development of our drug candidates may significantly impact the costs and timing associated with the development of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs.

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

Other income, net

Interest income consists of interest earned on cash and cash equivalents and our marketable securities.

Income Taxes

We are subject to typical corporate U.S. federal and state income taxation. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $105.8 million and $111.6 million, respectively. Portions of the federal and state net operating loss carryforwards will begin to expire in 2033 if not utilized. The $86.1 million of the federal net operating loss carryforwards generated post 2017 is limited to 80% of taxable income generated in any given year and can be carried forward indefinitely. As of December 31, 2019, we had federal and state research and development tax credits of approximately $1.0 million and $1.7 million, respectively. As of December 31, 2019, we had federal Orphan Drug tax credits of approximately $12.9 million. If not utilized, the federal research tax credit will begin to expire in 2035 and the Orphan Drug credit will begin to expire in 2037. The California research tax credit can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code and similar provisions of state law. The annual limitations in Sections 382 and 383 of the Code may result in the expiration of our net operating loss and tax credit carryforwards before utilization. We have not performed an analysis to determine whether our net operating loss and credit carryforwards are subject to an annual limitation under Sections 382 or 383 of the Code.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to preclinical and clinical study accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid assets. Our prepaid assets are expensed as the related goods are delivered or the services are performed.

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

Stock-Based Compensation Expense

For purposes of calculating stock-based compensation, we estimate the fair value of stock options issued using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected Term—We have opted to use the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility—Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.

Expected Dividend—We have not issued any dividends and do not expect to issue dividends over the life of the options. As a result, we have estimated the dividend yield to be zero.

The estimated fair value of stock options granted to employees and non-employee service providers are expensed over the requisite service period (generally the vesting term) on a straight-line basis. We account for the impact of forfeitures as they occur.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$57,943	$21,062
General and administrative	19,781	4,578
Total operating expenses	77,724	25,640
Loss from operations	(77,724)	(25,640)
Other income, net	5,593	855
Net loss	(72,131)	(24,785)

Research and development expenses

Research and development expenses increased by $36.9 million from $21.1 million during 2018 to $57.9 million during 2019. The increase was primarily attributable to the 2019 commencements of the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046.

General and administrative expenses

General and administrative expenses increased by $15.2 million from $4.6 million during 2018 to $19.8 million during 2019. The increase was primarily attributable to higher personnel-related expenses as a result of increased employee head count and professional fees for legal and accounting services, which supported our transition to becoming a public company in 2019.

In January 2020, we entered into a Transition Separation and Consulting Agreement with Jingrong Jean Cui, in connection with Dr. Cui’s resignation from her position as Chief Scientific Officer effective January 31, 2020.  In accordance with the terms of the agreement with Dr. Cui we will record an expense in the amount of $1.2 million during fiscal year 2020 for cash severance that will be paid to Dr. Cui during 2020.  In addition, we anticipate recording non-cash stock-based compensation expense in fiscal year 2020 related to the modification of Dr. Cui’s outstanding stock option grants.

Other income, net

Other income, net increased by $4.7 million from $0.9 million during 2018 to $5.6 million during 2019. The increase was primarily driven by an increase in interest earned on our higher marketable securities and money market account balances resulting from our public offerings in 2019.

Liquidity and Capital Resources; Plan of Operations

Based on our current and anticipated level of operations, we believe that our cash and cash equivalents and marketable securities will be sufficient to fund current operations for at least one year from the date that this Annual Report on Form 10-K is filed with the SEC. At December 31, 2019, we had $409.2 million of cash and cash equivalents and marketable securities. Our cash and cash equivalents and marketable securities include money market funds, government agency securities, corporate debt and commercial paper. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Since inception, our operations have been financed primarily through the sale of equity and convertible preferred stock. Through December 31, 2019, we received net proceeds of approximately $512.0 million from the issuance of common stock and convertible preferred stock. Most recently, on April 22, 2019, we completed our initial public offering whereby we sold an aggregate of 10,637,500 shares of our common stock at a price of $18.00 per share, resulting in net proceeds of $175.2 million after deducting underwriting discounts, commissions and offering costs payable by us. In addition, on September 10, 2019, we completed an additional public offering of our common stock, which resulted in the issuance and sale of an aggregate of 4,500,000 shares of common stock at a price of $45.00 per share, resulting in net proceeds of $189.5 million after deducting underwriting discounts and commissions and other offering costs.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statement of Cash Flows Data:

Cash used in operating activities	(57,757)	(23,533)	(12,640)
Cash used in investing activities	(361,079)	(302)	(88)
Cash provided by financing activities	365,995	79,831	44,851

Operating Activities

During the year ended December 31, 2019, operating activities used approximately $57.8 million primarily due to the 2019 commencements of the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and Phase 1/2 trial for TPX-0046 in 2019.

During the year ended December 31, 2018, operating activities used approximately $23.5 million due to increases in headcount to support the development of our pipeline.

During the year ended December 31, 2017, operating activities used approximately $12.6 million due to increases in headcount to support the development of our pipeline.

Investing Activities

During the year ended December 31, 2019, investing activities used approximately $361.1 million primarily resulting from the purchase (net of sales and maturities) of marketable securities using the proceeds from our public offerings during 2019 totaling $359.4 million.  In addition, we purchased property and equipment totaling $1.7 million during 2019.

During the year ended December 31, 2018, investing activities used approximately $0.3 million primarily resulting from the purchases of property and equipment.

During the year ended December 31, 2017, investing activities was related to purchases of property and equipment, primarily laboratory equipment.

Financing Activities

During the year ended December 31, 2019, financing activities provided approximately $366.0 million of cash, primarily resulting from the net proceeds from our April 2019 initial public offering and September 2019 public offering and from option exercises.

During the year ended December 31, 2018, financing activities provided approximately $79.8 million in net proceeds from the sale and issuance of our Series D convertible preferred stock.

During the year ended December 31, 2017, financing activities provided approximately $44.9 million in net proceeds from the sale and issuance of our Series C convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, excluding interest, as of December 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease commitments	$5,055	$1,236	$2,968	$851	$–

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at three financial institutions. Due to their size, we believe this financial institution represents a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2019, cash and cash equivalents and marketable securities totaling $408.7 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level and we believe the financial statements included in this Annual Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s report on internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

We have adopted a written code of ethics for all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics.  The Code of Business Conduct and Ethics is available on our website at www.tptherapeutics.com under the Corporate Governance section of our Investors page.  We will promptly disclose on our website any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:
(1)	Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Loss

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(2)

All other financial statement schedules have been omitted because they are not applicable, not required or the information required by such schedules is shown in the financial statements or the notes thereto.

(3)	Exhibits

See Item 15, subsection (b) below.

(b)	The following exhibits are filed as part of this Annual Report:

Exhibit Index

Exhibit Number	Description

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

4.2

Fourth Amended and Restated Investor Rights Agreement, dated October 18, 2018, by and among the Registrant and certain of its securityholders (filed as Exhibit 4.2 to the Registrant’s Registration statement on Form S-1, as amended (File No. 333-230428)), filed with the SEC on March 21, 2019, and incorporated by reference herein).

4.3	Description of Common Stock.

10.1†

Form of Indemnity Agreement by and between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 8, 2019, and incorporated by reference herein).

10.2†

Turning Point Therapeutics, Inc. 2013 Equity Incentive Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 21, 2019, and incorporated by reference herein).

10.3†

Turning Point Therapeutics, Inc. 2019 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 8, 2019, and incorporated by reference herein).

10.4†

Turning Point Therapeutics, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 8, 2019, and incorporated by reference herein).

10.5†

Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2019, and incorporated by reference herein).

10.6†

Turning Point Therapeutics, Inc. Severance Benefit Plan (SVP/VP) (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 21, 2019, and incorporated by reference herein).

10.7†

Executive Employment Agreement, dated September 29, 2018, by and between the Registrant and Athena Countouriotis, M.D. (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 21, 2019, and incorporated by reference herein).

10.8

Lease, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.09†

Consulting Agreement by and between the Registrant and Sheila K. Gujrathi, M.D. dated as of November 14, 2017 (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 21, 2019, and incorporated by reference herein).

10.10†

Executive Employment Agreement, dated March 20, 2019, by and between the Registrant and Annette North (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 8, 2019, and incorporated by reference herein).

Exhibit Number	Description

10.11†

Executive Employment Agreement, dated July 25, 2019, by and between the Registrant and Yi Larson (filed as Exhibit 10.1 to the Registrant’s Current on Form 8-K, filed with the SEC on July 29, 2019, and incorporated by reference herein).

10.12†	Non-Employee Director Compensation Policy as amended January 06, 2020.

10.13†

Executive Employment Agreement, dated October 30, 2019, by and between the Registrant and Mohammad Hirmand, M.D. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2019, and incorporated by reference herein).

10.14†	Executive Employment Agreement, dated February 15, 2020, by and between the Registrant and Siegfried Reich, Ph.D.

10.15†	Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) February 15, 2020.

10.16†

Transition Separation and Consulting Agreement, dated January 09, 2020, by and between Registrant and Jingrong Jean Cui, Ph.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 09, 2020, and incorporated by reference herein).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*

This certification shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURNING POINT THERAPEUTICS, INC.

Date: March 17, 2020	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Athena Countouriotis, M.D. and Yi Larson, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Athena Countouriotis	Chief Executive Officer and Member of the Board of Directors	March 17, 2020
Athena Countouriotis, M.D.	(Principal Executive Officer)

/s/ Yi Larson	Chief Financial Officer	March 17, 2020
Yi Larson	(Principal Financial Officer)

/s/ Brian Baker	Vice President of Finance & Administration	March 17, 2020
Brian Baker, C.P.A.	(Principal Accounting Officer)

/s/ Sheila Gujrathi	Chair of the Board of Directors	March 17, 2020
Sheila Gujrathi, M.D.

/s/ Jacob M. Chacko	Member of the Board of Directors	March 17, 2020
Jacob M. Chacko, M.D.

/s/ Jingrong Jean Cui	Member of the Board of Directors	March 17, 2020
Jingrong Jean Cui, Ph.D.

/s/ Carol Gallagher	Member of the Board of Directors	March 17, 2020
Carol Gallagher, Pharm.D.

/s/ Simeon George	Member of the Board of Directors	March 17, 2020
Simeon George, M.D.

/s/ Carl Gordon	Member of the Board of Directors	March 17, 2020
Carl Gordon, Ph.D., CFA

/s/ Patrick Machado	Member of the Board of Directors	March 17, 2020
Patrick Machado, J.D.

/s/ Garry Nicholson	Member of the Board of Directors	March 17, 2020
Garry Nicholson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Turning Point Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Turning Point Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Diego, California

March 17, 2020

TURNING POINT THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands except share and par value amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$48,188	$101,029
Marketable securities	360,963	-
Prepaid and other current assets	5,796	494
Total current assets	414,947	101,523
Property and equipment, net	2,689	1,000
Right-of-use lease assets	4,493	-
Deferred financing costs	-	684
Security deposits	73	73
Total assets	$422,202	$103,280
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Liabilities:
Current liabilities
Accounts payable	$2,150	$1,494
Accrued expenses and other current liabilities	3,910	2,415
Accrued compensation	6,736	1,413
Current portion of operating lease liabilities	1,236	-
Total current liabilities	14,032	5,322
Deferred rent	-	448
Operating lease liabilities, long-term	3,819	-
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value; zero and 65,423,901 shares authorized, issued and outstanding at December 31, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0 and $146,460 at December 31, 2019 and December 31, 2018, respectively	-	145,916
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at December 31, 2019 and December 31, 2018, respectively; zero shares outstanding at December 31, 2019 and December 31, 2018, respectively;	-	-
Common stock, $0.0001 par value; 200,000,000 and 104,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 35,915,119 and 3,411,516 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4	1
Additional paid-in capital	526,960	2,346
Accumulated other comprehensive income	271	-
Accumulated deficit	(122,884)	(50,753)
Total stockholders' equity (deficit)	404,351	(48,406)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$422,202	$103,280

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$57,943	$21,062	$15,241
General and administrative	19,781	4,578	1,488
Total operating expenses	77,724	25,640	16,729
Loss from operations	(77,724)	(25,640)	(16,729)
Other income, net	5,593	855	136
Net loss	(72,131)	(24,785)	(16,593)
Unrealized gain on marketable securities, net of tax	271	-	-
Comprehensive loss	$(71,860)	$(24,785)	$(16,593)
Net loss per share, basic and diluted	$(2.99)	$(7.31)	$(4.97)
Weighted-average common shares outstanding, basic and diluted	24,124,924	3,388,586	3,337,640

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2016	19,719,133	$21,373	3,324,673	$1	$716	$–	$(9,375)	$(8,658)
Issuance of Series C convertible preferred stock, net of issuance costs	19,416,645	44,788	-	-	-	-	-	-
Option exercises	-	-	43,069	-	63	-	-	63
Stock-based compensation expense	-	-	-	-	344	-	-	344
Net loss	-	-	-	-	-	-	(16,593)	(16,593)
Balance at December 31, 2017	39,135,778	$66,161	3,367,742	$1	$1,123	$–	$(25,968)	$(24,844)
Issuance of Series D convertible preferred stock, net of issuance costs	26,288,123	79,755	-	-	-	-	-	-
Option exercises	-	-	43,774	-	76	-	-	76
Stock-based compensation expense	-	-	-	-	1,147	-	-	1,147
Net loss	-	-	-	-	-	-	(24,785)	(24,785)
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$–	$(50,753)	$(48,406)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	-	-	15,137,500	1	364,655	-	-	364,656
Conversion of convertible preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	2	145,914	-	-	145,916
Option exercises	-	-	362,275	-	1,008	-	-	1,008
Shares issued under employee stock purchase plan	-	-	10,634	-	331	-	-	331
Stock-based compensation expense	-	-	-	-	12,706	-	-	12,706
Net loss	-	-	-	-	-	-	(72,131)	(72,131)
Other comprehensive income	-	-	-	-	-	271	-	271
Balance at December 31, 2019	-	$-	35,915,119	$4	$526,960	$271	$(122,884)	$404,351

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(72,131)	$(24,785)	$(16,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,706	1,147	344
Depreciation	492	138	63
Accretion of discount on marketable securities	(1,357)	–	–
Amortization of right-of-use operating lease asset	1,087	–	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,302)	88	(179)
Security deposits	–	(35)	7
Accounts payable	903	(119)	1,286
Accrued expenses and other current liabilities	522	(945)	2,077
Accrued compensation	5,323	978	355
Net cash used in operating activities	(57,757)	(23,533)	(12,640)

Investing activities
Purchases of marketable securities	(432,173)	–	–
Sales and maturities of marketable securities	72,838	–	–
Purchases of property and equipment	(1,744)	(302)	(88)
Net cash used in investing activities	(361,079)	(302)	(88)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	175,151	–	–
Proceeds from issuance of common stock in public offering, net	189,505	–	–
Proceeds from issuance of convertible preferred stock, net of issuance costs	–	79,755	44,788
Proceeds from issuance of common stock	1,339	76	63
Net cash provided by financing activities	365,995	79,831	44,851

Net (decrease) increase in cash and cash equivalents	(52,841)	55,996	32,123
Cash and cash equivalents at the beginning of period	101,029	45,033	12,910
Cash and cash equivalents at the end of period	$48,188	$101,029	$45,033

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$490	$-	$-
Costs incurred in connection with the public offering included in accounts payable and accrued expenses	$-	$684	$-
Capitalized value of tenant improvement allowance	$-	$583	$-
Operating lease liabilities arising from obtaining right-of-use assets	$5,554	$-	$-

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Formation and Business of the Company

Organization

Turning Point Therapeutics, Inc. (the Company) was organized on October 8, 2013, and commenced operations in 2014. The Company is a clinical-stage biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies. The Company’s principal operations are in the United States and the Company operates in one segment, with its headquarters in San Diego, California.

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

Liquidity

Management evaluates whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued.

The Company’s activities are subject to significant risks and uncertainties, including concentration on the Company’s lead development program, which has significant competition from cancer therapies in development by other companies or already approved for sale by the U.S. Food and Drug Administration.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of equity awards, preclinical and clinical study accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents consisted of checking, savings, and money market balances. The Company places its cash and cash equivalents with high credit quality financial institutions. All of the Company’s cash and cash equivalent balances are maintained at three financial institutions domiciled in the United States.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and marketable securities, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of these items.

Concentration of Credit Risk

Substantially all of our cash, cash equivalents, and marketable securities are held at three financial institutions. Due to their size, we believe these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2019, cash and cash equivalents and marketable securities totaling $408.7 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company has not recognized any impairment losses during the years ended December 31, 2019, 2018 and 2017.

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since inception. As of December 31, 2019 and 2018, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property-related expenses for the years ended December 31, 2019, 2018 and 2017 were $0.7 million, $0.5 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, consulting, accounting and audit services.

Research and Development Expenses

Research and development costs are expensed as incurred. These costs consist primarily of salaries and other personnel-related expenses, including stock-based compensation; facility-related expenses; depreciation of facilities and equipment; laboratory consumables; and services performed by clinical research organizations, research institutions, and other outside service providers.

The Company recorded the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued expenses and other current liabilities in the balance sheet and within research and development expense in the statement of operations and comprehensive loss. As actual costs become known, the Company will adjust our accrued expenses and other current liabilities.

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

Stock-Based Compensation

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options issued using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected Term—The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility—Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the stock options.

Expected Dividend—The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero.

The estimated fair value of stock options granted to employees and non-employee service providers are expensed over the requisite service period (generally the vesting term) on a straight-line basis, net of actual forfeitures during the period.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which is convertible into shares of the Company’s common stock. No shares related to the convertible preferred stock were included in the diluted net loss calculation for the years ended December 31, 2019, 2018 or 2017 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the years ended December 31, 2019, 2018 and 2017 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Year Ended December 31,
	2019	2018	2017
Convertible preferred stock (as converted)	–	16,993,194	10,165,120
Common stock options	5,254,269	3,597,638	584,019
Total	5,254,269	20,590,832	10,749,139

Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which is intended to simplify the accounting for income taxes.  The most significant impact of ASU 2019-12 is its removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations.  As a result of this change, the Company expects to experience a reduction in income statement volatility primarily due to the implications of this guidance on the accounting for unrealized gains and losses on investment securities classified as available for sale. Effective January 1, 2019, we adopted ASU No 2019-12 and the adoption had an immaterial impact to our financial position, results of operations and cash flows.

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At December 31, 2019, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	2 years or less	$90,596	$42	$(20)	$90,618
Corporate debt securities	2 years or less	173,595	178	(21)	173,752
Commercial paper	Less than 1	96,501	92	-	96,593
Total marketable securities		$360,692	$312	$(41)	$360,963

The Company’s marketable securities are presented as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date.  This presentation reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. Gross realized gains and losses on available for sale securities were immaterial during the year ended December 31, 2019. At December 31, 2018, the Company had no marketable securities.

None of the investments have been in a gross unrealized loss for a period greater than 12 months. The Company did not identify any other-than-temporary losses as of December 31, 2019.

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

Level 1—Inputs which include quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs for assets or liabilities and include little or no market activity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds and corporate securities included in cash and cash equivalents	$45,085	$-	$-	$45,085
U.S. government agency securities	-	90,618	-	90,618
Corporate debt securities	-	173,752	-	173,752
Commercial paper	-	96,593	-	96,593
Total marketable securities	$45,085	$360,963	$-	$406,048

	Fair Value Measurements at December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Money market funds included in cash and cash equivalents	$98,268	$-	$-	$98,268

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Laboratory equipment	$885	$388
Computer equipment and software	910	138
Tenant improvements	1,108	679
Furniture and fixtures	357	66
Property and equipment	3,260	1,271
Less: accumulated depreciation	(571)	(271)
Property and equipment, net	$2,689	$1,000

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.1 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued research and development expenses	$3,414	$1,677
Accrued general and administrative expenses	451	548
Other current liabilities	45	190
Total	$3,910	$2,415

7. Commitments and Contingencies

Operating Leases

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

The new lease commenced in July 2019 and the lease expiration date is June 30, 2023. In addition to base rental payments under this lease, which escalate over the term of the lease, the Company will also be responsible for the payment of its share of the estimated annual operating expenses, property tax expenses, and utilities costs related to this lease of additional space. The lease also contains an option to extend the lease term on all leased space for one additional five-year term. As of July 1, 2019, the Company was not reasonably certain that it would exercise the extension option, and as such, did not include this option in the determination of the total lease term for accounting purposes. The right-of-use asset and corresponding lease liability was estimated assuming the remaining lease term of 48 months at July 1, 2019, and an estimated discount rate of 8.5%, which was the Company’s incremental borrowing rate at the date of the lease commencement. The Company recorded a lease liability of $4.0 million and a right-of-use asset of $3.7 million, which is net of $0.3 million of the Company’s deferred gain from the office and laboratory space surrendered in June 2019.

Future minimum payments under the amended lease as of December 31, 2019 are as follows (in thousands):

2020	1,618
2021	1,668
2022	1,718
2023	872
Total future minimum lease payments	5,876
Less: amounts representing interest	(821)
Total lease liability	$5,055
Remaining lease term	3.5 years

Rent expense for the years ended December 31, 2019, 2018 and 2017 was approximately $1.1 million, $0.5 million and million and $0.4 million, respectively. The Company made cash payments related to its operating lease agreement of $1.2 million, $0.5 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. Stockholders’ Equity

Stock Option Plan

The Company’s 2019 Equity Incentive Plan as amended (the Plan), provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. As of December 31, 2019, the Plan had a maximum of 2,633,874 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant. Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire between one and three months after employee termination. Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at December 31, 2019, had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $21.66, $6.23 and $2.08 for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, unrecognized compensation expense related to unvested options was $54.4 million and is expected to be recognized over a weighted average term of 2.92 years.

The following summarizes option activity for the year ended December 31, 2019:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2018	3,597,638	$4.40	9.5	$15,056
Options granted	2,362,266	$27.22
Options exercised	(362,275)	$2.78
Options forfeited	(343,360)	$7.15
Balances as of December 31, 2019	5,254,269	$14.59	9.0	$250,611

Options vested and exercisable as of December 31, 2019	1,060,942	$4.60	8.5	$61,203

The fair values of the employee stock options granted during 2019, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.13%	2.61 - 3.10%	1.94 - 2.22%
Volatility	79.8%	80.4 - 82.5%	91.3%
Expected term (in years)	6.05	5.77 - 6.08	5.00 - 6.08
Dividend yield	-	-	-

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately prior to the date of the underwriting agreement related to the IPO. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four (4) six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. A total of 288,938 shares of common stock were initially reserved.

As of December 31, 2019, unrecognized compensation expense related to the ESPP was $0.9 million.

The assumptions used for the year ended December 31, 2019 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during 2019 were as follows:

Year Ended December 31,
2019
Risk-free interest rate	1.55 - 2.13%
Volatility	70.6 - 76.2%
Expected term (in years)	0.50 - 2.00
Dividend yield	-

Stock-based compensation expense resulting from grants under the Company’s stock option plan and employee stock purchase plan is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$6,075	$556	$184
General and administrative	6,631	591	160
Total stock-based compensation	$12,706	$1,147	$344

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2019	2018
Conversion of preferred stock outstanding	–	16,993,194
Common stock options outstanding	5,254,269	3,597,638
Options to purchase common stock available for issuance under equity incentive plan	2,633,874	1,816,266
Shares available for purchase under employee stock purchase plan	278,304	-
Total	8,166,447	22,407,098

9. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company has recorded as expense $0.5 million, $0.2 million and $21,000 in matching contributions for the years ended December 31, 2019, 2018 and 2017, respectively.

10. Income Taxes

No provision for federal or state income taxes has been recorded for the years ended December 31, 2019, 2018 and 2017 other than the $800 annual tax for C corporations paid to the state of California.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax computed at federal statutory rate	21.0%	21.0%	34.0%
Permanent items and other	—	(2.4)	(9.4)
Stock based compensation	1.6	(0.8)	(0.3)
Research and development tax credits	1.6	1.1	(1.2)
Orphan drug tax credit	6.8	6.5	13.1
Tax Cuts and Jobs Act	—	—	(16.4)
Valuation allowance	(31.0)	(25.4)	(19.8)
Effective income tax rate	—%	—%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$22,226	$8,474
Research and development credits	1,521	353
Orphan drug credit	8,657	3,781
Accrued liabilities	1,073	287
Right of use asset	1,062	—
Stock based compensation	1,909	—
Other, net	—	115
Total deferred tax assets	36,448	13,010
Deferred tax liabilities
Fixed assets	(154)	(7)
Lease liabilities	(944)	—
	(1,098)	(7)
Total	35,350	13,003
Less: valuation allowance	(35,350)	(13,003)
Net deferred tax assets	$—	$—

The valuation allowance increased by $22.3 million during the year ended December 31, 2019.

Due to the uncertainties surrounding the realization of deferred tax assets, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2019, the Company has federal and state net operating loss carryforwards of approximately $105.8 million and $111.6 million, respectively. Portions of the federal and state net operating loss carryforwards will begin to expire in 2033 if not utilized. At December 31, 2019, the Company has federal and state research and development tax credits of approximately $1.0 million and $1.7 million, respectively. At December 31, 2019, the Company has federal Orphan Drug tax credits of approximately $12.9 million. If not utilized, the federal research tax credit will begin to expire in 2035 and the Orphan Drug credit will begin to expire in 2037.  The California research tax credit can be carried forward indefinitely.

The Company files income tax returns in the United States federal jurisdiction and in California, and the tax returns filed for the years 2014 through 2018 have not been examined and the applicable statutes of limitation have not expired with respect to those returns.  Because of net operating loss and research credit carryforwards, substantially all of the Company’s tax years remain open to examination.

Total unrecognized income tax benefits related to California net operating loss carryforwards, federal and California research and development and federal Orphan drug tax credit carryforwards were approximately $14.8 million at December 31, 2019. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.  As of December 31, 2019, the Company has no accrual for interest and penalties related to unrecognized tax benefits.  There are no unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate due to valuation allowances.  The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company has not performed an analysis to determine whether its net operating loss and research and development credit carryforwards are subject to annual limitation under Sections 382 or 383 of the Code, and these financial statements do not contain any adjustment relating to such potential limitations. However, if the Company experienced an ownership change that resulted in an annual limitation on the Company’s net operating loss carryforwards under Section 382 of the Code there would be no material impact to the Company’s financial statements.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized.  Approximately $12.6 million of the unrecognized tax benefits would reduce the Company’s annual effective tax rate, if recognized, subject to the valuation allowance.  It is not anticipated that there will be significant change in the unrecognized tax benefits over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$7,488	$4,733	$954
Additions (reductions) for tax positions taken in prior years	41	(118)	(34)
Additions for tax positions taken in current year	7,287	2,873	3,813
Ending balance	$14,816	$7,488	$4,733

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the United States Internal Revenue Service and the taxing authorities in state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2013 and onwards are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties since inception.

Note 11—Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2019 and 2018 (unaudited, in thousands, except for share and per share data):

	Year Ended December 31, 2019
	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Loss from operations	(23,065)	(22,140)	(18,454)	(14,065)
Net loss	(20,959)	(20,483)	(17,142)	(13,547)
Net loss per share, basic and diluted	$(0.58)	$(0.63)	$(0.70)	$(3.97)
Weighted-average common shares outstanding, basic and diluted	35,851,252	32,312,814	24,479,767	3,413,760

	Year Ended December 31, 2018
	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Loss from operations	(9,479)	(6,129)	(5,172)	(4,860)
Net loss	(9,018)	(5,997)	(5,037)	(4,733)
Net income per share, basic and diluted	$(2.64)	$(1.77)	$(1.49)	$(1.41)
Weighted-average common shares outstanding, basic and diluted	3,409,874	3,394,423	3,380,899	3,368,608

Note 12— Subsequent Events

In January 2020, the Company entered into a Transition Separation and Consulting Agreement with the Company’s Chief Scientific Officer, Dr. Jingrong Jean Cui.  In connection with this agreement, Dr. Cui’s resigned from her position as Chief Scientific Officer effective January 31, 2020.  In accordance with the terms of the agreement with Dr. Cui, the Company will record an expense in the amount of $1.2 million during fiscal year 2020 representing the cash severance that will be paid to Dr. Cui during 2020.  In addition, the Company anticipates recording non-cash stock-based compensation expense in fiscal year 2020 related to the modification of Dr. Cui’s outstanding stock option grants.