Form 10-Q
period 2020-03-31
Turning Point Therapeutics, Inc.
filed 2020-05-12
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had  35,925,150 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2020	2019
Assets	Unaudited
Current assets:
Cash and cash equivalents	$29,838	$48,188
Marketable securities	350,944	360,963
Prepaid and other current assets	8,614	5,796
Total current assets	389,396	414,947
Property and equipment, net	2,661	2,689
Right-of-use lease assets	4,219	4,493
Security deposits	73	73
Total assets	$396,349	$422,202
Liabilities and stockholders’ equity
Liabilities:
Current liabilities:
Accounts payable	$1,846	$2,150
Accrued expenses and other current liabilities	5,256	3,910
Accrued compensation	2,778	6,736
Current portion of operating lease liabilities	1,275	1,236
Total current liabilities	11,155	14,032
Operating lease liabilities, long-term	3,487	3,819
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; zero shares outstanding at March 31, 2020 and December 31, 2019, respectively;	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 35,922,248 and 35,915,119 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	565,350	526,960
Accumulated other comprehensive (loss) income	(45)	271
Accumulated deficit	(183,602)	(122,884)
Total stockholders' equity	381,707	404,351
Total liabilities and stockholders’ equity	$396,349	$422,202

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$22,769	$10,451
General and administrative	39,857	3,614
Total operating expenses	62,626	14,065
Loss from operations	(62,626)	(14,065)
Other income, net	1,908	518
Net loss	(60,718)	(13,547)
Unrealized loss on marketable securities	(316)	-
Comprehensive loss	$(61,034)	$(13,547)
Net loss per share, basic and diluted	$(1.69)	$(3.97)
Weighted-average common shares outstanding, basic and diluted	35,919,358	3,413,760

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2019	–	$–	35,915,119	$4	$526,960	$271	$(122,884)	$404,351
Option exercises	–	–	7,129	–	25	–	–	25
Stock-based compensation expense	–	–	–	–	38,365	–	–	38,365
Net loss	–	–	–	–	–	–	(60,718)	(60,718)
Other comprehensive loss	–	–	–	–	–	(316)	–	(316)
Balance at March 31, 2020	–	$–	35,922,248	$4	$565,350	$(45)	$(183,602)	$381,707

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Deficit
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$–	$(50,753)	$(48,406)
Option exercises	–	–	12,337	–	22	–	–	22
Stock-based compensation expense	–	–	–	–	1,926	–	–	1,926
Net loss	–	–	–	–	–	–	(13,547)	(13,547)
Balance at March 31, 2019	65,423,901	$145,916	3,423,853	$1	$4,294	$–	$(64,300)	$(60,005)

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(60,718)	$(13,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	38,365	1,926
Depreciation	208	75
Accretion of discount on marketable securities	(242)	–
Amortization of right-of-use operating lease asset	380	164
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,819)	(856)
Accounts payable	(28)	1,595
Accrued expenses and other current liabilities	946	1,054
Accrued compensation	(3,958)	(599)
Net cash used in operating activities	(27,866)	(10,188)

Investing activities
Purchases of marketable securities	(63,675)	–
Sales and maturities of marketable securities	73,620	–
Purchases of property and equipment	(454)	(33)
Net cash provided by (used in) investing activities	9,491	(33)

Financing activities
Costs paid in connection with initial public offering	–	(819)
Proceeds from issuance of common stock	25	22
Net cash provided by (used in) financing activities	25	(797)

Net decrease in cash and cash equivalents	(18,350)	(11,018)
Cash and cash equivalents at the beginning of period	48,188	101,029
Cash and cash equivalents at the end of period	$29,838	$90,011

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Costs incurred in connection with the initial public offering included in accounts payable and accrued expenses	$-	$760
Operating lease liabilities arising from obtaining right-of-use assets	$-	$2,273

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by  GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. In the opinion of management, the unaudited condensed financial statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed financial statements for the quarter ended March 31, 2020 are issued.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, the Company could experience an inability to access additional capital.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to Financial Statements included in its Annual Report on Form 10‑K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to preclinical and clinical study accruals and stock-based compensation costs. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions.  Due to their size, we believe these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2020, cash and cash equivalents and marketable securities totaling $380.5 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and convertible preferred stock, which is convertible into shares of the Company’s common stock. No shares related to the convertible preferred stock were included in the diluted net loss calculation for the three months ended March 31, 2019 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the three months ended March 31, 2020 and 2019 because such shares are anti-dilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock (as converted)	–	16,993,194
Common stock options	6,556,169	4,309,476
Total	6,556,169	21,302,670

Recently Adopted Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for sale debt securities and for purchased financial assets with credit deterioration since their origination. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the date of adoption with prior periods not restated. The adoption of this standard did not have a material impact to the Company’s financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted the new standard beginning January 1, 2020 and the adoption had an immaterial impact to the Company’s financial position, results of operations and cash flows.

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At March 31, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	2 years or less	$92,098	$137	$-	$92,235
Corporate debt securities	2 years or less	190,010	111	(447)	189,674
Commercial paper	Less than 1	68,881	154	-	69,035
Total marketable securities		$350,989	$402	$(447)	$350,944

At December 31, 2019, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	2 years or less	$90,596	$42	$(20)	$90,618
Corporate debt securities	2 years or less	173,595	178	(21)	173,752
Commercial paper	Less than 1	96,501	92	-	96,593
Total marketable securities		$360,692	$312	$(41)	$360,963

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of March 31, 2020, the Company did not record an allowance for credit loss related to its investment portfolio.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds and corporate securities included in cash and cash equivalents	$29,143	$-	$-	$29,143
U.S. government agency securities	-	92,235	-	92,235
Corporate debt securities	-	189,674	-	189,674
Commercial paper	-	69,035	-	69,035
Total marketable securities	$29,143	$350,944	$-	$380,087

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds and corporate securities included in cash and cash equivalents	$45,085	$-	$-	$45,085
U.S. government agency securities	-	90,618	-	90,618
Corporate debt securities	-	173,752	-	173,752
Commercial paper	-	96,593	-	96,593
Total marketable securities	$45,085	$360,963	$-	$406,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$1,064	$885
Computer equipment and software	910	910
Tenant improvements	1,108	1,108
Furniture and fixtures	357	357
Property and equipment	3,439	3,260
Less: accumulated depreciation	(778)	(571)
Property and equipment, net	$2,661	$2,689

Depreciation expense for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued research and development expenses	$4,947	$3,414
Accrued general and administrative expenses	285	451
Other current liabilities	24	45
Total	$5,256	$3,910

7. Commitments and Contingencies

Operating Leases

The Company currently has one lease agreement for the leasing of office and laboratory space with an initial lease term of four years resulting in an initial lease liability of $4.0 million and a right-of-use asset of $3.7 million, which is net of $0.3 million of the Company’s deferred gain from the office and laboratory space surrendered in the prior year.  The right-of-use asset and corresponding lease liability was estimated assuming a remaining lease term of 48 months and an estimated discount rate of 8.5%, which was the Company’s incremental borrowing rate at the date of the lease commencement.

Future minimum payments under the lease as of March 31, 2020 are as follows (in thousands):

2020 (Nine months remaining)	1,220
2021	1,668
2022	1,718
2023	872
Total future minimum lease payments	5,478
Less: amounts representing interest	(716)
Total lease liability	$4,762
Remaining lease term	3.3 years

Rent expense was $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.  The Company paid $0.4 million and $0.2 million of cash payments related to its operating lease agreement for the three months ended March 31, 2020 and 2019, respectively.

8. Stockholders’ Equity

Stock Option Plan

The Company’s 2019 Equity Incentive Plan as amended (the Plan), provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year during the ten-year term of the Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.  On January 1, 2020, the Company added 1,436,604 shares to the Plan. At March 31, 2020, the Plan had 2,761,449 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant.  Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire between one and three months after employee termination.  Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at March 31, 2020, had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $41.46 and $13.74 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $95.8 million in total unrecognized compensation expense to be recognized over a weighted average period of 3.01 years.

The following summarizes option activity under the Plan:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2019	5,254,269	$14.59	9.0	$250,611
Options granted	1,328,940	$61.06
Options exercised	(7,129)	$3.49
Options forfeited and cancelled	(19,911)	$23.43
Balances as of March 31, 2020	6,556,169	$24.00	7.7	$161,923

Options vested and exercisable as of March 31, 2020	1,487,639	$6.80	6.5	$57,048

The fair values of the employee stock options granted during the three months ended March 31, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option-pricing model with the following average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.47%	2.53%
Volatility	79.0%	78.3%
Expected term (in years)	6.08	6.08
Dividend yield	-	-

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately prior to the date of the underwriting agreement related to the Company’s initial public offering. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four  six month purchase periods (each a “Purchase Period”) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. A total of 288,938 shares of common stock were initially reserved for purchase under the ESPP.

The assumptions used for the three months ended March 31, 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during such period were as follows:

Three Months Ended March 31,
2020
Risk-free interest rate	1.55 - 2.13%
Volatility	70.6 - 76.2%
Expected term (in years)	0.50 - 2.00
Dividend yield	-

Departure of Former Chief Scientific Officer (CSO)

On January 9, 2020, the Company entered into a Transition Separation and Consulting Agreement (the “Transition Agreement”) with the former CSO, Dr. Jingrong Jean Cui.  In connection with this Transition Agreement, Dr. Cui resigned from her position as CSO effective January 31, 2020 and thereafter agreed to serve as a consultant to the Company on an as needed basis until June 30, 2020.  In accordance with the terms of the Transition Agreement, the Company recorded $1.2 million in expense for the three months ended March 31, 2020 representing the cash severance that will be paid to Dr. Cui during 2020.  In addition, the terms of the Transition Agreement allow Dr. Cui to continue to vest her outstanding options through to the end of the consulting period on June 30, 2020.  Upon termination of the consulting period, Dr. Cui will immediately receive an additional eighteen months vesting of her stock options. In addition, Company will extend Dr. Cui’s period to exercise her vested stock options from ninety days to 12 months from the date of the termination of the consulting period.

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718).  The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because pursuant to Dr. Cui’s existing employment agreement as of her resignation date, these stock options would have been forfeited on the date of termination. These modifications resulted in the Company recognizing $31.4 million in stock-based compensation expense. Because the services to be performed during the consulting period were considered nonsubstantive, the Company recognized the full $31.4 million in stock-based compensation expense on the date of the modification and presented this amount in "general and administrative expenses" in these condensed financial statements.

Stock Based Compensation Expense

Stock based compensation expense for options granted under the Company's equity plans totaled the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$3,365	$989
General and administrative	35,000	937
Total stock-based compensation	$38,365	$1,926

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

March 31,
2020
Common stock options outstanding	6,556,169
Options to purchase common stock available for issuance under equity incentive plan	2,761,449
Shares available for purchase under employee stock purchase plan	278,304
Total	9,595,922

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on March 18, 2020.

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Turning Point Therapeutics, Inc.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. We initiated the multi-cohort Phase 2 registrational portion of TRIDENT-1 in June 2019 and we plan to conduct the Phase 2 portion of the trial in up to 120 sites in North America, Europe and Asia-Pacific regions, and to enroll a total of approximately 320 patients. In April 2020, our independent Data Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed. The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors.  The FDA has granted orphan drug designation for the development of repotrectinib in metastatic NSCLC with adenocarcinoma histology and fast track designation for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI.  In May 2020 the FDA also granted repotrectinib fast track designation for the treatment of ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.  In the Phase 1 portion of TRIDENT-1, utilizing the July 22, 2019 data cut-off, with a median follow-up of 20.1 months (range: 5.3 to 24.9+), repotrectinib demonstrated a confirmed overall response rate (ORR) by blinded independent central review (BICR) of 91 percent (N=11, 95% CI: 59–100) in patients with ROS1+ advanced NSCLC who are ROS1 TKI-naïve and repotrectinib demonstrated a median duration of response (DOR) of 23.1 months (95% CI: 5.6–NR) (based on Kaplan-Meier estimation). The probability of patients with a DOR ≥ 9 months, ≥ 12 months and ≥ 18 months was 78%, 65%, and 65%, respectively. Also, repotrectinib showed a median progression-free survival (PFS) of 24.6 months (95% CI: 7.2–NR).  With an additional 8.5 months of follow-up as of 6 April 2020, 4 of the 5 responding patients remained in a PR (partial response) per physician assessment data since the 22 July 2019 data cutoff and the duration of treatment ranged from 9.2 to 34.2+ months with 7 of the total 11 (64%) patients remaining on repotrectinib. All 7 (64%) remained on treatment for more than 17 months, 6 (55%) on treatment for more than 24 months, and  3 (27%) on treatment for more than 30 months at the time of the analysis.  Repotrectinib has demonstrated CNS activity among patients with ROS1+ advanced NSCLC who are ROS1 TKI-naïve, with an intracranial objective response rate (IC-ORR) of 100% (3 of 3 patients, 95% CI: 29–100) with durations of response, as of the 22 July 2019 data cut-off, of 14.8+, 17.6+ and 23.1 months. All three of these patients remained on treatment, as of 6 April 2020, for 26.0+, 28.5+ and 34.2+ months. We anticipate reporting preliminary safety and efficacy data from approximately 30 to 40 patients across multiple Phase 2 cohorts of TRIDENT-1, including both registrational and exploratory cohorts, in the second half of 2020. We are monitoring overall study conduct and data collection to be in a position to potentially provide this update in the third quarter. We also commenced a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or TRK+ advanced solid tumors in November 2019.

In addition to repotrectinib, our pipeline includes two clinical-stage multi-targeted kinase inhibitors, TPX-0022 (a novel MET/CSF1R/SRC inhibitor) and TPX-0046 (a novel RET/SRC inhibitor), and a preclinical ALK inhibitor, TPX-0131, which is entering investigational new drug (IND)-enabling studies. We initiated our Phase 1 clinical trial of TPX-0022 in patients with advanced solid tumors harboring genetic alterations in MET in July 2019. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg daily (QD), followed by dose expansion cohorts with a targeted enrollment of 120 patients at sites in North America, Europe, and Asia-Pacific regions. The dose expansion cohorts are planned to enroll MET therapy-naïve and pretreated NSCLC patients with MET exon 14 skipping mutations; patients with MET-amplified NSCLC, hepatocellular, gastric or gastroesophageal cancer; and patients with other solid tumors harboring MET kinase domain mutations or MET fusions. We anticipate reporting early interim data from initial patients treated with TPX-0022 in this Phase 1 trial in the second half of 2020.

We initiated our Phase 1/2 clinical trial of TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations in the fourth quarter of 2019. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose escalation portion, and approximately 300 patients in the Phase 2 expansion portion at sites in North America, Europe and Asia-Pacific regions. The study design allows intra-patient dose escalation based on tolerability in both RET TKI-treatment naïve and pretreated patients.

As we advance our clinical programs with site activations and patient enrollment across our three clinical-stage drug candidates, we are in close contact with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home and allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures.  Despite these efforts, we have experienced some delays in trial site initiations and patient enrollment in our TRIDENT-1 study and anticipate that we may experience some delays in our other studies. We may also experience delays in trial data collection and analysis.  In addition, the California stay at home order issued on March 19, 2020 has delayed some of our pipeline discovery research activities.

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

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of March 31, 2020, we had an accumulated deficit of $183.6 million and we incurred net losses of approximately $60.7 million and $13.5 million for the three months ended March 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. If we fail to raise capital or enter into such agreements we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates.

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

Operating Expenses

Research and Development Expenses

Research and development expenses include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our drug candidates, including expenses incurred under agreements with CROs;
•	the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials; and
•	facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses
Repotrectinib	$12,976	$7,122
Other research programs	9,793	3,329
Total research and development expenses	$22,769	$10,451

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

Other income, net

Other income, net consists of interest earned on cash and cash equivalents and our marketable securities.

Critical Accounting Policies and Estimates

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

There were no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$22,769	$10,451	$12,318
General and administrative	39,857	3,614	36,243
Total operating expenses	62,626	14,065	48,561
Loss from operations	(62,626)	(14,065)	48,561
Other income, net	1,908	518	1,390
Net loss	$(60,718)	$(13,547)	$47,171

Research and Development Expenses

Research and development expenses increased by $12.3 million from $10.5 million for the first quarter of 2019 to $22.8 million during first quarter of 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods.

General and Administrative Expenses

General and administrative expenses increased by $36.2 million from $3.6 million for the first quarter of 2019 to $39.9 million for the first quarter of 2020. The increase was primarily attributable to higher personnel-related expenses as a result of increased employee head count and professional fees for legal and accounting services. We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount and utilization of professional services, including director and officer insurance premiums, that are associated with being a public company.

During the first quarter of 2020, we incurred a one-time charge of $32.6 million in connection with the Transition Separation and Consulting Agreement with our founder and former Chief Scientific Officer, Dr. Jingrong Jean Cui. We recorded $1.2 million in expense for the three months ended March 31, 2020 representing the cash severance that will be paid to Dr. Cui during 2020.  In addition, we incurred a non-cash stock compensation charge of $31.4 million due to the modification of the vesting and expected term of Dr. Cui’s outstanding stock options. This one-time charge was classified as general and administrative expenses due to the nature of, and minimal service conditions resulting from the modification to these awards.

Other Income, Net

Other income, net increased by $1.4 million from $0.5 million for the first quarter of 2019 to $1.9 million for the first quarter of 2020. The increase was primarily driven by an increase in interest earned on our higher marketable securities and money market account balances.

Liquidity and Capital Resources

At March 31, 2020, we had $380.8 million of cash, cash equivalents and marketable securities compared to $409.2 million at December 31, 2019. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through March 31, 2020, we received net proceeds of approximately $512.0 million from the issuance of common stock and convertible preferred stock.

Since inception, we have primarily devoted our resources to build infrastructure, conduct research and development, including clinical trials, perform business and financial planning, and raise capital. To fund future operations, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development activities, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We may seek to obtain additional financing in the future through equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Statement of Cash Flows Data:
Cash used in operating activities	28,277	10,188
Cash provided by (used in) investing activities	9,902	(33)
Cash provided by (used in) financing activities	25	(797)

Operating Activities

During the three months ended March 31, 2020, operating activities used approximately $28.3 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and Phase 1/2 trial for TPX-0046.

During the three months ended March 31, 2019, operating activities used approximately $10.2 million due to additions of employee headcount to support the development of our pipeline.

Investing Activities

During the three months ended March 31, 2020, investing activities provided approximately $9.9 million primarily resulting from the maturities (net of purchases) of our marketable securities. In addition, we purchased property and equipment totaling $43,000.

During the three months ended March 31, 2019, investing activities used approximately $33,000 primarily resulting from purchased property and equipment.

Financing Activities

During the three months ended March 31, 2020, financing activities provided approximately $25,000, primarily resulting from the exercises of stock options during the quarter.

During the three months ended March 31, 2019, financing activities used approximately $0.8 million for costs incurred in connection with our initial public offering (IPO).  Our IPO was completed in the second quarter of 2019.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed financial statements appearing under Part 1, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to their size, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2020, cash and cash equivalents and marketable securities totaling $380.5 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and Executive Vice President and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting as a result of the COVID-19 pandemic, including from employees working remotely. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 18, 2020.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability. *

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales or from licenses or collaborations. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2019 and 2018, we reported net losses of $72.1 million and $24.8 million, respectively. For the three months ended March 31, 2020 and 2019, we reported net losses of $60.7 million and $13.5 million, respectively. As of March 31, 2020, we had an accumulated deficit of $183.6 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through March 31, 2020, we received an aggregate of $512.0 million in net proceeds from such sales. As of March 31, 2020, our cash and cash equivalents and marketable securities were $380.8 million.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, or if, we will be able to achieve profitability. If we decide to or are required by the U.S. Food and Drug Administration (FDA) or other regulatory authorities to perform studies or clinical trials in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, in initiating or completing our current and planned clinical trials for, or in the development of, any of our drug candidates, our expenses could increase materially and profitability could be further delayed.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

•

we may have to suspend or terminate clinical trials for our drug candidates for various reasons, including a finding by us or by a Data Monitoring Committee for a trial that the participants are being exposed to unacceptable health risks;

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

Before obtaining marketing approval from the FDA or comparable foreign regulatory authorities, for the sale of repotrectinib or any other drug candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have submitted three INDs: one IND for the current Phase 1/2 clinical trials of repotrectinib; one IND for the current Phase 1 clinical trial of TPX-0022; and one IND for the current Phase 1/2 clinical trial of TPX-0046. We will require the acceptance by the FDA of an IND prior to initiating any clinical trials in the United States for TPX-0131, or any future combination studies of any of our drug candidates, or for any of our other future potential drug candidates. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

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

•

patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up, including patients failing to remain in our trials due to movement restrictions, health reasons or otherwise resulting from the COVID-19 pandemic;

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

•	interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from a health epidemic or pandemic such as COVID-19;

•	any changes to our manufacturing process that may be necessary or desired;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by a Data Monitoring Committee for such trial or by the FDA. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Certain of our scientific advisors or consultants who have received compensation from us are investigators for our clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we believe our existing relationships are within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of repotrectinib. If we experience delays in the completion of, or termination of, any clinical trial of repotrectinib or any other drug candidate, the commercial prospects of such drug candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.

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

•	invasive procedures required to enroll patients and to obtain evidence of the drug candidate’s performance during the clinical trial;

•	availability and efficacy of approved medications for the disease under investigation;

•	eligibility criteria defined in the protocol for the trial in question;

•	the ability of our companion diagnostics to identify patients;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	efforts to facilitate timely enrollment in clinical trials;

•	whether we are subject to a partial or full clinical hold on any of our clinical trials;

•	reluctance of physicians to encourage patient participation in clinical trials;

•	the ability to monitor patients adequately during and after treatment;

•	our ability to obtain and maintain patient consents;

•	proximity and availability of clinical trial sites for prospective patients, and

•	our ability to timely activate clinical trial sites during the ongoing COVID-19 pandemic.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The COVID-19 pandemic could adversely impact our business, including our clinical trials.*

The COVID-19 pandemic in the United States and in other countries in which we have planned or active clinical trial sites and where our third party manufacturers operate, could cause significant disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in screening and enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	inability or unwillingness of subjects to travel to the clinical trial sites;

•	delays or difficulties in data collection and analysis and other related activities;

•	decreased implementation of protocol required clinical trial activities and quality of source data verification at clinical trial sites;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials and our other research and development activities, including because of sickness of employees or their families or mitigation measures such as lock-downs and social distancing;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, delays, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of regulatory authorities such as FDA or EMA to accept data from clinical trials in affected geographies; and

•	adverse impacts on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs and clinical sites as we seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home and allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures. However, despite these efforts, we have experienced some delays in trial site initiations and patient enrollment in our TRIDENT-1 study and anticipate that we may experience some delays in our other studies and delays in data collection and analysis. These delays could have an adverse impact on our timelines and our business.  In addition, the California stay at home order issued on March 19, 2020 has delayed some of our pipeline discovery research activities which may have an adverse effect on our efforts to identify and design new drug candidates. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Adverse side effects or other safety risks associated with repotrectinib or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. *

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with repotrectinib. As of the July 22, 2019 data cut-off date for the Phase 1 portion of our ongoing Phase 1/2 clinical trial of repotrectinib, TRIDENT-1, the most common treatment emergent adverse events were dizziness, dysgeusia, anemia, constipation, fatigue, dyspnea, paresthesia, nausea, cough, pyrexia, headache, vomiting, ataxia, myalgia, upper respiratory tract infection, abdominal pain, muscular weakness, and pain in extremity, most of which were Grade 1 or Grade 2. In patients treated at 160 mg QD or above, the majority of treatment emergent adverse events (TEAEs) of dizziness, ataxia and paresthesia occurred within the first 14 days after dosing.

Of all 93 patients in the safety population, three patients discontinued treatment due to adverse events (one with a Grade 3 pleural effusion, another with a dose limiting toxicity (DLT) of Grade 3 hypoxia/dyspnea, and one with Grade 1 dyspnea) that were determined to be related to study treatment. As of the July 22, 2019 data cut-off date, five Grade 5 TEAEs have occurred, with four, respiratory failure (n=2), pneumonia (n=1), and sepsis (n=1), determined not to be related to treatment. The four Grade 5 TEAEs that were determined to not be treatment related include: one patient with NTRK+ angiosarcoma on the right leg with a pre-existing open wound infection on the left leg who was treated at 40 mg QD and developed Grade 5 sepsis and died seven days after stopping repotrectinib; one patient with ROS1+ NSCLC treated at 40 mg QD who developed Grade 5 respiratory failure due to disease progression five days after repotrectinib discontinuation; one ROS1+ NSCLC patient with Grade 5 respiratory failure reported as related to disease progression and not treatment-related, who was initially treated at 120 mg QD and dose escalated to 160 mg BID due to disease progression 30 days prior to the event; and one ROS1+ NSCLC patient who had a past medical history of pericardial tamponade prior to study entry and was previously treated with multiple rounds of chemotherapy/immunotherapy and crizotinib, who was initially treated at 160 mg QD and dose escalated to 160 mg BID, who developed worsening pneumonia and died 10 days after discontinuing repotrectinib. The fifth Grade 5 TEAE involved a patient with ALK+ NSCLC and a past medical history of diabetes, obesity and hypertension who was dosed at 240 mg QD (once daily) of repotrectinib and experienced a Grade 5 event of sudden death on day 10 of cycle 1, which we determined to be possibly related to study treatment.

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

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.*

We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients in the Phase 2 portion of TRIDENT-1. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites. There is no guarantee that the results obtained from such LDTs or other tests will be consistent with the results obtained from our prototype companion diagnostic. Any inconsistency may result in inclusion of patients with false positive test results that could adversely impact the results of the clinical trial and adversely impact the development and approval of a companion diagnostic. We have selected a diagnostic partner to support development of the companion diagnostic and filing of a PMA application to the FDA. In May 2019, the FDA approved an investigational device exemption (IDE) for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1 and the assay was CE-marked under the In- Vitro Diagnostic Medical Device Directive (IVDD) in Europe. An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

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

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts.  In addition, the ongoing COVID-19 pandemic emanating from China may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our manufacturers.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers for preclinical and clinical testing cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

Our relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.*

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and decrease the prices we may obtain.*

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

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

There remain judicial and Congressional challenges as well as efforts by the current U.S. President’s administration to repeal or replace certain aspects of the ACA. Since January 2017, the current U.S. President has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.  In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. President’s administration issued budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  In addition, the current U.S. President’s administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. Although some of these measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken to address the COVID-19 pandemic.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our drug candidates successfully may be adversely affected.*

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the composition of matter of our drug candidates, for example, repotrectinib, the methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates. While we have filed patent applications covering aspects of our drug candidates, we currently only have issued patents in the United States, Europe and a number of other foreign jurisdictions covering the composition of matter of repotrectinib, TPX-0022, certain structurally related compounds, and methods of using the compounds in the treatment of cancer

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until at least one patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file or invent (prior to March 16, 2013) any patent application related to our drug candidates. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, hospitals, independent treatment centers, consultants, independent contractors, suppliers, advisors and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, if third parties have filed patent applications related to our drug candidates or technology, we may not be able to obtain our own patent rights to those drug candidates or technology.

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

We expect that TPX-0022 will compete against Novartis Pharmaceutical Corporation’s Tabrecta (capmatinib), which was recently approved for the treatment of NSCLC with MET exon 14 skipping, Xalkori (crizotinib) and other compounds which are in phase 2 or later clinical development for the treatment of MET+ tumors at companies including Astrazeneca (savolitinib), Merck KGaA (tepotinib), and Exelixis, Inc. (cabozantinib). We expect that TPX-0046 will compete against Eli Lilly and Company’s Retevmo (selpercatinib) which was recently approved for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations,  Blueprint Medicines’ pralsetinib which is in late stage clinical development for the treatment of RET+ cancers and other approved drugs for the treatment of medullary thyroid cancer including cabozantinib which is marketed by Exelixis, Inc. as Cometriq and vandetinib which is marketed by Sanofi Genzyme as Caprelsa.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. *

As of March 31, 2020, we had 102 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses for the tax years ending on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, our pre-2018 net operating loss carryforwards may expire prior to being used, our net operating loss carryforwards generated in 2018 and thereafter will be subject to a percentage limitation in tax years beginning after December 31, 2020, and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.*

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

Risks Related to Our Common Stock

The trading price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses. *

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through March 31, 2020, has ranged from a low of $26.67 to a high of $67.54. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

•	receipt of, or failure to obtain, regulatory approvals;
•	lower than expected market acceptance of our product candidates following approval, if any, for commercialization;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our drug candidates or clinical development programs;
•	the results of our efforts to design, develop, acquire or in-license additional technologies or drug candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	rumors or announcements regarding transactions involving our company or drug candidates;
•	proposed changes to healthcare laws in the United States or foreign jurisdictions, or speculation regarding such changes, such as changes in the structure of healthcare payment systems;
•	market conditions or trends in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, other events or factors, many of which are beyond our control, such as the recent COVID-19 outbreak; and
•	the other events or factors, including those described in this “Risk Factors” section.

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

Legal, political and economic uncertainty surrounding the planned exit of the UK from the EU may be a source of instability in international markets, create currency fluctuations and pose additional risks to our business operations and financial condition.*

The United Kingdom’s withdrawal from the EU, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the EU and there is the potential that the United Kingdom and the EU may not agree to a withdrawal arrangement before the date the current transition period expires. During this period of negotiation and afterwards, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty. In the short and medium term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies, which may have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

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

Upon receipt, the net proceeds from our initial public offering were held in cash, cash equivalents and marketable securities. Through March 31, 2020, we have not used any of the net proceeds from our initial public offering. We are investing these funds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our initial public offering as described under “Use of Proceeds” in the final prospectus related to our initial public offering (Prospectus). We cannot predict with certainty all of the particular uses for the net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities.

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

10.1†

Transition Separation and Consulting Agreement, dated January 9, 2020, by and between the Registrant and Jingrong Jean Cui, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38871), filed with the SEC on January 9, 2020).

10.2†

Non-Employee Director Compensation Policy as amended January 06, 2020 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38871), filed with the SEC on March 18, 2020).

10.3†

Executive Employment Agreement, dated February 15, 2020, by and between the Registrant and Siegfried Reich, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38871), filed with the SEC on March 18, 2020).

10.4†

Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) February 15, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38871), filed with the SEC on March 18, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TURNING POINT THERAPEUTICS, INC.

Date: May 12, 2020	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Yi Larson
Yi Larson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)