Form 10-Q
period 2020-06-30
Turning Point Therapeutics, Inc.
filed 2020-08-10
CIK 1595893

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 42,168,889 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2020	2019
Assets	Unaudited
Current assets:
Cash and cash equivalents	$470,514	$48,188
Marketable securities	239,916	360,963
Prepaid and other current assets	8,446	5,796
Total current assets	718,876	414,947
Property and equipment, net	2,537	2,689
Right-of-use lease assets	3,938	4,493
Security deposits	73	73
Total assets	$725,424	$422,202
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$1,330	$2,150
Accrued expenses and other current liabilities	4,911	3,910
Accrued compensation	3,894	6,736
Current portion of operating lease liabilities	1,314	1,236
Total current liabilities	11,449	14,032
Operating lease liabilities, long-term	3,148	3,819
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value;10,000,000 shares authorized at June 30, 2020 and December 31, 2019; zero shares outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 42,168,889 and 35,915,119 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	924,899	526,960
Accumulated other comprehensive income	1,018	271
Accumulated deficit	(215,095)	(122,884)
Total stockholders' equity	710,827	404,351
Total liabilities and stockholders’ equity	$725,424	$422,202

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$24,154	$13,711	$46,923	$24,162
General and administrative	8,578	4,743	48,435	8,357
Total operating expenses	32,732	18,454	95,358	32,519
Loss from operations	(32,732)	(18,454)	(95,358)	(32,519)
Other income, net	1,239	1,312	3,147	1,830
Net loss	(31,493)	(17,142)	(92,211)	(30,689)
Unrealized gain on marketable securities, net of tax	1,063	345	747	345
Comprehensive loss	$(30,430)	$(16,797)	$(91,464)	$(30,344)
Net loss per share, basic and diluted	$(0.82)	$(0.70)	$(2.47)	$(2.19)
Weighted-average common shares outstanding, basic and diluted	38,603,236	24,479,767	37,261,296	14,004,957

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	–	$–	35,915,119	$4	$526,960	$271	$(122,884)	$404,351
Option exercises	–	–	7,129	–	25	–	–	25
Stock-based compensation expense	–	–	–	–	38,365	–	–	38,365
Net loss	–	–	–	–	–	–	(60,718)	(60,718)
Other comprehensive loss	–	–	–	–	–	(316)	–	(316)
Balance at March 31, 2020	–	–	35,922,248	4	565,350	(45)	(183,602)	381,707
Option exercises	–	–	3,049	–	31	–	–	31
Shares issued under employee stock purchase plan	–	–	14,425	–	504	–	–	504
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	–	–	6,229,167	1	351,610	–	–	351,611
Stock-based compensation expense	–	–	–	–	7,404	–	–	7,404
Net loss	–	–	–	–	–	–	(31,493)	(31,493)
Other comprehensive income	–	–	–	–	–	1,063	–	1,063
Balance at June 30, 2020	–	$–	42,168,889	$5	$924,899	$1,018	$(215,095)	$710,827

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$–	$(50,753)	$(48,406)
Option exercises	–	–	12,337	–	22	–	–	22
Stock-based compensation expense	–	–	–	–	1,926	–	–	1,926
Net loss	–	–	–	–	–	–	(13,547)	(13,547)
Balance at March 31, 2019	65,423,901	145,916	3,423,853	1	4,294	–	(64,300)	(60,005)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	–	–	10,637,500	1	175,150	–	–	175,151
Conversion of preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	2	145,914	–	–	145,916
Option exercises	–	–	242,876	–	591	–	–	591
Stock-based compensation expense	–	–	–	–	3,059	–	–	3,059
Net loss	–	–	–	–	–	–	(17,142)	(17,142)
Other comprehensive income	–	–	–	–	–	345	–	345
Balance at June 30, 2019	–	$–	31,297,423	$4	$329,008	$345	$(81,442)	$247,915

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(92,211)	$(30,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,769	4,985
Depreciation	423	233
Accretion of discount on marketable securities	(236)	(359)
Amortization of right-of-use operating lease asset	759	328
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,650)	(3,821)
Accounts payable	(378)	2,595
Accrued expenses and other current liabilities	204	(669)
Accrued compensation	(2,842)	258
Net cash used in operating activities	(51,162)	(27,139)

Investing activities
Purchases of marketable securities	(118,687)	(170,685)
Sales and maturities of marketable securities	240,717	–
Purchases of property and equipment	(713)	(188)
Net cash provided by (used in) investing activities	121,317	(170,873)

Financing activities
Proceeds from issuance of common stock in public offering, net of offering costs	351,611	175,151
Proceeds from issuance of common stock under equity incentive plans	560	613
Net cash provided by financing activities	352,171	175,764

Net increase (decrease) in cash and cash equivalents	422,326	(22,248)
Cash and cash equivalents at the beginning of period	48,188	101,029
Cash and cash equivalents at the end of period	$470,514	$78,781

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Operating lease liabilities arising from obtaining right-of-use assets	$-	$1,520

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

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed financial statements for the quarter ended June 30, 2020 are issued.

In May 2020, the Company completed a public offering under which it sold 6,229,167 shares of common stock at an offering price of $60.00 per share.  The net proceeds from this offering, after deducting underwriting discounts, commissions, and offering costs, were $351.6 million.

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

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions.  Due to their size, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2020, cash and cash equivalents and marketable securities totaling $710.2 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, the Company believes represent a minimal credit risk.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options. The Company excluded 6,445,367 and 4,590,804 options to purchase common stock at June 30, 2020 and 2019, respectively, from the number of shares used to calculate diluted shares outstanding because the inclusion of these potentially dilutive securities would have been antidilutive.

Recently Adopted Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for sale debt securities and for purchased financial assets with credit deterioration since their origination. The Company adopted ASU 2016-13 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the date of adoption with prior periods not restated. The adoption of this standard did not have a material impact to the Company’s financial position, results of operations and cash flows.

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

At June 30, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	2 years or less	$44,123	$76	$-	$44,199
Corporate debt securities	2 years or less	129,907	790	-	130,697
Commercial paper	Less than 1	64,875	145	-	65,020
Total marketable securities		$238,905	$1,011	$-	$239,916

At December 31, 2019, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. government agency securities	2 years or less	$90,596	$42	$(20)	$90,618
Corporate debt securities	2 years or less	173,595	178	(21)	173,752
Commercial paper	Less than 1	96,501	92	-	96,593
Total marketable securities		$360,692	$312	$(41)	$360,963

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of June 30, 2020, the Company did not record an allowance for credit loss related to its investment portfolio.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$314,212	$-	$-	$314,212
U.S. government agency securities	-	44,199	-	44,199
Corporate debt securities	-	136,707	-	136,707
Commercial paper	-	214,488	-	214,488
Total cash equivalents and marketable securities	$314,212	$395,394	$-	$709,606

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$45,085	$-	$-	$45,085
U.S. government agency securities	-	90,618	-	90,618
Corporate debt securities	-	173,752	-	173,752
Commercial paper	-	96,593	-	96,593
Total cash equivalents and marketable securities	$45,085	$360,963	$-	$406,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$1,121	$885
Computer equipment and software	944	910
Tenant improvements	1,108	1,108
Furniture and fixtures	357	357
Property and equipment	3,530	3,260
Less: accumulated depreciation	(993)	(571)
Property and equipment, net	$2,537	$2,689

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued research and development expenses	$4,180	$3,414
Accrued general and administrative expenses	717	451
Other current liabilities	14	45
Total	$4,911	$3,910

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

Future minimum payments under the lease as of June 30, 2020 are as follows (in thousands):

2020 (Six months remaining)	821
2021	1,668
2022	1,718
2023	872
Total future minimum lease payments	5,079
Less: amounts representing interest	(617)
Total lease liability	$4,462
Remaining lease term	3.0 years

Rent expense was $0.4 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.  The Company paid $0.4 million and $0.2 million of cash payments related to its operating lease agreement for the three months ended June 30, 2020 and 2019, respectively.

Rent expense was $0.8 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.  The Company paid $0.8 million and $0.4 million of cash payments related to its operating lease agreement for the six months ended June 30, 2020  and 2019, respectively.

8. Stockholders’ Equity

Public Offering

In May 2020, the Company completed a public offering in which it sold an aggregate of 6,229,167 shares of common stock at a price of $60.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $351.6 million.

Stock Option Plan

The Company’s 2019 Equity Incentive Plan as amended (the Plan), provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year during the ten-year term of the Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.  On January 1, 2020, the Company added 1,436,604 shares to the Plan. At June 30, 2020, the Plan had 2,869,202 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant.  Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire three months after employee termination.  Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at June 30, 2020 had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $38.41 and $15.62 for the three months ended June 30, 2020 and 2019, respectively, and was $41.20 and $14.65, for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $92.8 million in total unrecognized compensation expense expected to be recognized over a weighted average period of 2.83 years.

The following summarizes option activity under the Plan:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	5,254,269	$14.59	9.0	$250,611
Options granted	1,452,820	$60.76
Options exercised	(10,178)	$5.48
Options forfeited or cancelled	(251,544)	$15.86
Balance as of June 30, 2020	6,445,367	$24.96	7.7	$255,502

Options vested and exercisable as of June 30, 2020	2,428,094	$10.21	5.7	$132,050

The fair values of the employee stock options granted during the three and six months ended June 30, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option-pricing model with the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	1.01%	2.29%	1.49%	2.42%
Volatility	79.0%	83.1%	79.0%	80.6%
Expected term (in years)	5.84	6.0	6.06	6.04
Dividend yield	-	-	-	-

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the ESPP). The ESPP became effective immediately prior to the date of the underwriting agreement related to the Company’s initial public offering. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. A total of 288,938 shares of common stock were initially reserved for purchase under the ESPP.

The assumptions used for the six months ended June 30, 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during such period were as follows:

Six Months Ended June 30,
2020
Risk-free interest rate	0.17 - 2.13%
Volatility	70.6 - 91.6%
Expected term (in years)	0.50 - 2.00
Dividend yield	-

Departure of Former Chief Scientific Officer (CSO)

On January 9, 2020, the Company entered into a Transition Separation and Consulting Agreement (the Transition Agreement) with the Company’s former CSO, Dr. Jingrong Jean Cui. In connection with this Transition Agreement, Dr. Cui resigned from her position as CSO effective January 31, 2020 and thereafter agreed to serve as a consultant to the Company on an as needed basis until June 30, 2020.  In accordance with the terms of the Transition Agreement, the Company recorded $1.2 million in expense during the first quarter of 2020 representing the cash severance that will be paid to Dr. Cui during 2020.  The terms of the Transition Agreement allowed Dr. Cui to continue to vest her outstanding options through to the end of the consulting period on June 30, 2020.  At the termination of the consulting period, Dr. Cui immediately received an additional eighteen months vesting of her stock options. In addition, the Company extended Dr. Cui’s period to exercise her vested stock options from 90 days to 12 months from the date of the termination of the consulting period.

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718).  The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because pursuant to Dr. Cui’s existing employment agreement as of her resignation date, these stock options would have been forfeited on the date of termination. As a result of these modifications the Company recognized $31.4 million in stock-based compensation expense in the first quarter of 2020. Because the services performed during the consulting period were considered nonsubstantive, the Company recognized the full $31.4 million in stock-based compensation expense on the date of the modification and presented this amount in "general and administrative expenses" in these condensed financial statements.

Stock-Based Compensation Expense

Stock-based compensation expense for options granted under the Company's equity plans totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,523	$1,292	$6,888	$2,281
General and administrative	3,881	1,767	38,881	2,704
Total stock-based compensation	$7,404	$3,059	$45,769	$4,985

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

June 30, 2020
Common stock options outstanding	6,445,367
Options to purchase common stock available for issuance under the Plan	2,869,202
Shares available for purchase under ESPP	263,879
Total	9,578,448

9. Subsequent Events

On July 6, 2020, the Company entered into a License Agreement (the Zai License Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize products containing the

Company’s drug candidate repotrectinib (the Products), in Mainland China, Hong Kong, Macau and Taiwan (collectively, the Territory). The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Products outside the Territory.

Pursuant to the terms of the Zai License Agreement, the Company will receive an upfront cash payment of $25.0 million and will be eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai License Agreement, Zai will pay the Company tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Products in the Territory, subject to adjustments in specified circumstances.

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

Forward-Looking Statements

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies to address key limitations of existing therapies and improve the lives of patients. Our internally developed pipeline of next-generation tyrosine kinase inhibitors (TKIs) targets numerous genetic drivers of cancer in both TKI-naïve and TKI-pretreated patients. The pervasive challenges of intrinsic and acquired treatment resistance often limit the response rate and durability of existing therapies. One of these challenges is the emergence of solvent front mutations, which are a common cause of acquired resistance to currently approved therapies for ROS1, TRK, RET and ALK kinases. We have developed a macrocycle platform enabling us to design proprietary small, compact TKIs with rigid three-dimensional structures that potentially bind to their targets with greater precision and affinity than other kinase inhibitors. We believe the TKIs generated from our drug discovery platform have the potential to be best-in-class.

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. We initiated the multi-cohort Phase 2 registrational portion of TRIDENT-1 in June 2019 and we plan to conduct the Phase 2 portion of the trial in approximately 120 sites in North America, Europe and Asia-Pacific regions, and to enroll a total of approximately 320 patients. Our goal is to achieve full site activation in early 2021.  In April 2020, our independent Data Monitoring Committee met to review ongoing safety data from the trial and informed us the study should proceed. The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors.  The FDA has granted orphan drug designation for the development of repotrectinib in NSCLC with adenocarcinoma histology and fast track designations for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI, and for the treatment of ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.

In the Phase 1 portion of TRIDENT-1, utilizing the July 22, 2019 data cut-off, with a median follow-up of 20.1 months (range: 5.3 to 24.9+), repotrectinib demonstrated a confirmed overall response rate (ORR) by blinded independent central review (BICR) of 91 percent (N=11, 95% CI: 59–100) in patients with ROS1+ advanced NSCLC who are ROS1 TKI-naïve and repotrectinib demonstrated a median duration of response (DOR) of 23.1 months (95% CI: 5.6–NR) (based on Kaplan-Meier estimation). The probability of patients with a DOR ≥ 9 months, ≥ 12 months and ≥ 18 months was 78%, 65%, and 65%, respectively. Also, repotrectinib showed a median progression-free survival (PFS) of 24.6 months (95% CI: 7.2–NR).  With an additional 8.5 months of follow-up as of April 6, 2020, 4 of the 5 responding patients remained in a PR (partial response) per physician assessment data since the July 22, 2019 data cutoff and the duration of treatment ranged from 9.2 to 34.2+ months with 7 of the total 11 (64%) patients remaining on repotrectinib. All 7 (64%) remained on treatment for more than 17 months, 6 (55%) on treatment for more than 24 months, and 3 (27%) on treatment for more than 30 months at the time of the analysis.  Repotrectinib has demonstrated CNS activity among patients with ROS1+ advanced NSCLC who are ROS1 TKI-naïve, with an intracranial objective response rate (IC-ORR) of 100% (3 of 3 patients, 95% CI: 29–100) with durations of response, as of the July 22, 2019 data cut-off, of 14.8+, 17.6+ and 23.1 months. All three of these patients remained on treatment, as of April 6, 2020, for 26.0+, 28.5+ and 34.2+ months.

We plan to report preliminary physician assessed safety and efficacy data from approximately 30 to 40 patients across multiple Phase 2 cohorts of TRIDENT-1, including both registrational and exploratory cohorts in the third quarter of 2020. We also commenced a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or TRK+ advanced solid tumors in November 2019, and are evaluating potential repotrectinib combination clinical trials.

In addition to repotrectinib, our pipeline includes two clinical-stage multi-targeted kinase inhibitors, TPX-0022 (a novel MET/CSF1R/SRC inhibitor) and TPX-0046 (a novel RET/SRC inhibitor), and a preclinical ALK inhibitor, TPX-0131, which is in investigational new drug (IND)-enabling studies. We initiated our Phase 1 clinical trial of TPX-0022 in patients with advanced solid tumors harboring genetic alterations in MET in July 2019. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg daily (QD), followed by dose expansion cohorts with a targeted enrollment of 120 patients at sites in North America, Europe, and Asia-Pacific regions. The dose expansion cohorts are planned to enroll MET therapy-naïve and pretreated NSCLC patients with MET exon 14 skipping mutations; patients with MET-amplified NSCLC, hepatocellular, gastric or gastroesophageal cancer; and patients with other solid tumors harboring MET kinase domain mutations or MET fusions. We anticipate reporting early interim data from initial patients treated with TPX-0022 in this Phase 1 trial in the fourth quarter of 2020.

We initiated our Phase 1/2 clinical trial of TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations in the fourth quarter of 2019. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose escalation portion, and approximately 300 patients in the Phase 2 expansion portion at sites in North America, Europe and Asia-Pacific regions. The study design allows intra-patient dose escalation based on tolerability in both RET TKI-treatment naïve and pretreated patients. We anticipate reporting preliminary data from initial patients in the dose escalation portion of this study in early 2021.

As we advance our clinical programs with site activations and patient enrollment across our three clinical-stage drug candidates, we continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home and allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures.  Despite these efforts, we are continuing to experience some delays in trial site initiations and patient enrollment in our TRIDENT-1 study and anticipate that we may experience some delays in our other studies. We may also experience delays in trial data collection and analysis.  In addition, the California stay at home order issued on March 19, 2020 has delayed some of our pipeline discovery research activities.

Our fourth drug candidate, TPX-0131, is a next-generation preclinical ALK inhibitor.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Pending successful completion of IND-enabling studies, we anticipate submitting an IND for TPX-0131 in early 2021.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of June 30, 2020, we had an accumulated deficit of $215.1 million and we incurred net losses of approximately $92.2 million and $30.7 million for the six months ended June 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Public Offering

In May 2020, we completed a public offering in which we sold an aggregate of 6,229,167 shares of common stock at a price of $60.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $351.6 million.

Recent Developments

In July 2020, we entered into a license agreement (Zai License Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which we granted Zai exclusive rights to develop and commercialize products containing our drug candidate repotrectinib (Products) in Mainland China, Hong Kong, Macau and Taiwan, also collectively referred to as Greater China.  We retain exclusive rights to, among other things, develop, manufacture and commercialize the Products outside Greater China. Pursuant to the terms of the Zai License Agreement, we will receive an upfront cash payment of $25.0 million and will be eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Products in Greater China, subject to adjustments in specified circumstances.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as the Zai License Agreement, we may generate revenue in the future from payments as a result of such license or collaboration agreements. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreement, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses
Repotrectinib	$13,536	$9,189	$26,508	$16,239
Other research programs	10,618	4,522	20,415	7,923
Total research and development expenses	$24,154	$13,711	$46,923	$24,162

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance and administrative functions, including stock-based compensation. General and administrative expenses also include travel expenses and direct and allocated facility-related costs, as well as professional fees for legal, patent, accounting and tax-related services and insurance costs.

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

Other income, net

Other income, net consists of interest earned on cash, cash equivalents and our marketable securities.

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

There were no significant changes during the three months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$24,154	$13,711	$10,443
General and administrative	8,578	4,743	3,835
Total operating expenses	32,732	18,454	14,278
Loss from operations	(32,732)	(18,454)	14,278
Other income, net	1,239	1,312	73
Net loss	$(31,493)	$(17,142)	$14,351

Research and development expenses

Research and development expenses increased by $10.5 million from $13.7 million for the second quarter of 2019 to $24.2 million during the second quarter of 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods.

General and administrative expenses

General and administrative expenses increased by $3.9 million from $4.7 million for the second quarter of 2019 to $8.6 million for the second quarter of 2020. The increase was primarily attributable to higher personnel-related expenses as a result of increased employee headcount and professional fees for legal and accounting services. We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, legal and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

Other income, net, decreased by $0.1 million from $1.3 million for the second quarter of 2019 to $1.2 million for the second quarter of 2020. The decrease was primarily was due to lower overall yields on our marketable securities and money market funds.

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$46,923	$24,162	$22,761
General and administrative	48,435	8,357	40,078
Total operating expenses	95,358	32,519	62,839
Loss from operations	(95,358)	(32,519)	62,839
Other income, net	3,147	1,830	1,317
Net Loss	$(92,211)	$(30,689)	$61,522

Research and Development Expenses

Research and development expenses increased by $22.7 million from $24.2 million for the first half of 2019 to $46.9 million during first half of 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046.

General and Administrative Expenses

General and administrative expenses increased by $40.0 million from $8.4 million for the first half of 2019 to $48.4 million for the first half of 2020. The increase was primarily attributable to higher personnel-related expenses, including stock based compensation, as a result of increased employee head count and professional fees for legal and accounting services.

During the first quarter of 2020, we incurred a one-time charge of $32.6 million in connection with the Transition Separation and Consulting Agreement with our founder and former Chief Scientific Officer, Dr. Jingrong Jean Cui. We recorded $1.2 million in expense for the first quarter of 2020 representing the cash severance that will be paid to Dr. Cui during the third quarter of 2020.  In addition, we incurred a non-cash stock compensation charge of $31.4 million due to the modification of the vesting and expected term of Dr. Cui’s outstanding stock options. This one-time charge was classified as a general and administrative expense due to the nature of, and minimal service conditions resulting from the modification to these awards.

Other Income, Net

Other income, net, increased by $1.3 million from $1.8 million for the first half of 2019 to $3.1 million for the first half of 2020. The increase was primarily driven by an increase in interest earned on our marketable securities and money market account balances.

Liquidity and Capital Resources

At June 30, 2020, we had $710.4 million of cash, cash equivalents and marketable securities compared to $409.2 million at December 31, 2019. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of June 30, 2020, along with the $25.0 million upfront payment from the Zai License Agreement expected to be received in the third quarter of 2020, will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. In May 2020, we completed a public offering in which we sold an aggregate of 6,229,167 shares of common stock at a price of $60.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $351.6 million. Through June 30, 2020, we received net proceeds of approximately $864.8 million from the issuance of common stock and convertible preferred stock.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Statement of Cash Flows Data:
Net cash used in operating activities	(51,162)	(27,139)
Net cash provided by (used in) investing activities	121,317	(170,873)
Net cash provided by financing activities	352,171	175,764

Operating Activities

During the six months ended June 30, 2020, operating activities used approximately $51.2 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and Phase 1/2 trial for TPX-0046.

During the six months ended June 30, 2019, operating activities used approximately $27.1 million to support the development of our pipeline including the ongoing phase 1 trial for repotrectinib and further development of TPX-0022 and TPX-0046.

Investing Activities

During the six months ended June 30, 2020, investing activities provided approximately $121.3 million primarily resulting from the maturities (net of purchases) of our marketable securities.

During the six months ended June 30, 2019, investing activities used approximately $170.9 million primarily resulting from purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2020, financing activities provided approximately $352.2 million, primarily resulting from our public offering in May 2020.

During the six months ended June 30, 2019, financing activities provided approximately $175.8 million, primarily resulting from our initial public offering in April 2019 (IPO).

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed financial statements appearing under Part 1, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to their size, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2020, cash and cash equivalents and marketable securities totaling $710.2 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability. *

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2019 and 2018, we reported net losses of $72.1 million and $24.8 million, respectively. For the six months ended June 30, 2020 and 2019, we reported net losses of $92.2 million and $30.7 million, respectively. As of June 30, 2020, we had an accumulated deficit of $215.1 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through June 30, 2020, we received an aggregate of $864.8 million in net proceeds from such sales. As of June 30, 2020, our cash and cash equivalents and marketable securities were $710.4 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials, including the ongoing Phase 2 portion of TRIDENT-1, Phase 1 clinical trial of TPX-0022, Phase 1/2 clinical trial of repotrectinib in pediatric patients, and Phase 1/2 clinical trial of TPX-0046, and any other clinical trials or development activities we may choose to pursue, including further development of TPX-0131 and potential repotrectinib combination clinical trials. In addition, if we obtain marketing approval for repotrectinib, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of repotrectinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales and we do not know when, or if, we will generate any such revenue. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as the Zai License Agreement, we may generate revenue in the future from payments as a result of such license or collaboration agreements. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreement, as well as any collaborations or additional license agreements that we may enter into in the future. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, repotrectinib or another drug candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

•

commercialize repotrectinib, if approved, by building a sales force, assisting our licensee Zai in its efforts to develop and, if approved, commercialize repotrectinib in Greater China, and/or entering into additional license and/or collaborations with third parties;

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2020 will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

•

the achievement of milestones or occurrence of other developments that trigger payments, including, without limitation, milestone or royalty payments, to us under our Zai License Agreement or any collaboration or other license agreements that we may enter into in the future, if any;

•

the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to;

•

to the extent we pursue strategic collaborations, including additional collaborations to commercialize repotrectinib or collaborations to develop and/or commercialize any of our other pipeline drug candidates, our ability to establish and maintain collaborations on favorable terms, if at all; and

•	the extent to which we acquire or in-license other drug candidates and associated intellectual property rights.

We will require additional capital to complete our planned clinical development programs for our current drug candidates to obtain regulatory approval. Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future drug candidates, if approved.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In May 2020, we completed a public offering in which we sold an aggregate of 6,229,167 shares of common stock at a price of $60.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $351.6 million

If we raise additional funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to third parties to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Design and Development of Our Drug Candidates

We are highly dependent on the success of our lead drug candidate, repotrectinib, which is currently in a Phase 2 potentially registrational clinical trial, and our other drug candidates which are in early clinical development. We have not successfully completed late-stage clinical trials or obtained regulatory approval for any drug candidate. We may never obtain approval for any of our drug candidates or achieve or sustain profitability.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead product candidate repotrectinib. Our other drug candidates are in earlier stages of development. We currently have no products that are approved for sale. We began patient dosing in the Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib in the second half of 2019 and our other drug candidates currently in clinical trials, TPX-0022 and TPX-0046 are only in Phase 1 studies. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

•

establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for repotrectinib in Greater China;

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

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates. *

We currently have three drug candidates in clinical development and one drug candidate in preclinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we have observed encouraging preliminary overall response rates in the dose escalation and dose expansion stage of the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib.

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

Before obtaining marketing approval from the FDA or comparable foreign regulatory authorities, for the sale of repotrectinib or any other drug candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. To date, we have submitted three INDs to the FDA; one IND for the current Phase 1/2 clinical trials of repotrectinib; one IND for the current Phase 1 clinical trial of TPX-0022; and one IND for the current Phase 1/2 clinical trial of TPX-0046. We will require the acceptance by the FDA of an IND prior to initiating any clinical trials in the United States for TPX-0131, or any future combination studies of any of our drug candidates, or for any of our other future potential drug candidates. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

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

Certain of our scientific advisors or consultants who have received compensation from us are investigators for our clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we believe our existing relationships are within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of repotrectinib. If we experience delays in the completion of, or termination of, any clinical trial of repotrectinib or any other drug candidate, the commercial prospects of such drug candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues, which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented. *

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have planned or ongoing clinical trials or expanded access programs for approved and/or investigational drugs that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials or expanded access programs. This is acutely relevant for our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors, our development of TPX-0046 for the treatment of patients with RET+ advanced solid tumors, and development of TPX-0022 for the treatment of MET+ advanced solid tumors, indications for which approved and/or investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The COVID-19 pandemic has impacted our TRIDENT-1 clinical trial and could adversely impact our other clinical trials and business.*

The COVID-19 pandemic in the United States and in other countries in which we have planned or active clinical trial sites and where our third party manufacturers operate, could cause significant disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in screening and enrolling and retaining patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs and clinical sites as we seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home and allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures. However, despite these efforts, we have experienced some delays in trial site initiations and patient screening, enrollment, in our TRIDENT-1 study and anticipate that we may experience similar delays in our other studies. We may also experience delays in trial data collection and analysis.  These delays could have an adverse impact on our timelines and our business.  In addition, the California stay at home order issued on March 19, 2020 has delayed some of our pipeline discovery research activities which may have an adverse effect on our efforts to identify and design new drug candidates. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Results of clinical trials of our drug candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our clinical trials of repotrectinib, TPX-0046 and TPX-0022, a material percentage of patients in these clinical trials may die during a trial, which could impact development of our drug candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if our drug candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our drug candidates, if approved. We may also be required to modify our study plans based on findings in clinical trials of our drug candidates. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. Zai has rights to develop and commercialize products containing repotrectinib within Greater China. If serious adverse events occur during any clinical trials Zai conducts with respect to repotrectinib, the FDA and other regulatory authorities may delay, limit or deny approval of repotrectinib or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary data analyses for the Phase 1 portion of our TRIDENT-1 trial announced in June and September 2018, and interim updates from the data cut-off dates of March 2019 and July 2019. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.  For our upcoming TRIDENT-1 data update in the third quarter of 2020, we plan to report preliminary safety and efficacy data in approximately 30 to 40 patients enrolled across multiple registrational and exploratory cohorts with overall response being assessed by trial investigators, or physician assessment, using standard RECIST 1.1 criteria. The primary endpoint of the study is overall response rate (ORR) determined not by trial investigators but rather blinded independent central review (BICR) to limit any potential bias implemented by the treating physicians in the overall efficacy assessments. Published literature demonstrates that there is often a discordance between physician assessments and BICR assessments with the physician assessed overall response data often being higher than that by BICR.  There is a risk that the preliminary physician assessed TRIDENT-1 data we plan to present in the third quarter of 2020 could be materially different from the BICR assessed data.

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary and topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts.  In addition, the ongoing COVID-19 pandemic may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our manufacturers.

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

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including, without limitation, our license arrangement with Zai for the development and commercialization of repotrectinib in Greater China, are not successful, we may not be able to capitalize on the market potential of these drug candidates.*

We currently have and may in the future seek third-party collaborators for the development and commercialization of some of our drug candidates on a selected basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, we recently granted to Zai, a China and U.S.-based commercial stage biopharmaceutical company, rights to develop and commercialize products containing repotrectinib in Greater China. Consequently, our ability to generate any revenues from repotrectinib in Greater China depends on our ability to maintain our collaboration with Zai. We have limited control over the amount and timing of resources that Zai will dedicate to these efforts. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any future collaboration we may seek, will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our drug candidates, such as our collaboration with Zai, pose numerous risks to us, including the following:

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

If our license arrangement with Zai, or any future license or collaboration we may enter into, if any, is not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of the Zai License Agreement, or any future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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

•	may determine that adverse events experienced by participants in clinical trials of our drug candidates represent an unacceptable level of risk;

•	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	may not accept clinical data from trials, which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;

•	may disagree regarding the formulation, labeling and/or the specifications;

•	may not approve the manufacturing processes or facilities associated with our drug candidate;

•	may change approval policies or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.*

The FDA has granted fast track designation to repotrectinib for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI, and for the treatment of ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.  We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for repotrectinib for the treatment of ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI, and for the treatment of ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad, and any approval we are granted for our drug candidates in the United States would not assure approval of drug candidates in foreign jurisdictions.*

In order to market and sell our products in the European Union (EU) or other jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Zai is responsible for obtaining marketing approval for repotrectinib in Greater China. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Our relationships with customers, healthcare providers, and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.*

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There remain judicial and Congressional challenges as well as efforts by the current U.S. President’s administration to repeal or replace certain aspects of the ACA. Since January 2017, the current U.S. President has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. President’s administration issued budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current U.S. President’s administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  In addition, the current U.S. President’s administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HSS) has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the current U.S. President’s administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although some of these measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In addition, the recent withdrawal of the United Kingdom from its membership in the EU, often referred to as “Brexit”, could lead to legal and regulatory uncertainty in the United Kingdom and may lead to the United Kingdom and EU adopting divergent laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the United Kingdom.

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

We have no experience as a company in commercializing products and we may have to invest significant resources to develop these capabilities. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate revenue.*

We do not have a sales infrastructure and are only in the very early stages of building a marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.

We plan to build our own focused, specialized sales and marketing organization in the United States. Outside of the United States, in addition to our existing repotrectinib license to Zai for Greater China, we plan to selectively establish partnerships in markets outside the United States to support the commercialization of drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities.

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

As a result of any potential partnerships in markets outside of the United States, including our license arrangement with Zai, or if we are unable to establish our own sales and marketing capabilities in the United States and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.

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

We expect that TPX-0022 will compete against Novartis Pharmaceutical Corporation’s Tabrecta (capmatinib), which was recently approved for the treatment of NSCLC with MET exon 14 skipping, Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Astrazeneca PLC (savolitinib), Merck KGaA (tepotinib), and Exelixis, Inc. (cabozantinib). We expect that TPX-0046 will compete against Eli Lilly and Company’s Retevmo (selpercatinib) which was recently approved for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations,  Blueprint Medicines’ and Roche’s pralsetinib which is in late stage clinical development for the treatment of RET+ cancers and other approved drugs for the treatment of medullary thyroid cancer including cabozantinib which is marketed by Exelixis, Inc. as Cometriq and vandetinib which is marketed by Sanofi Genzyme as Caprelsa.

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

Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.*

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if such drug candidates obtain marketing approval.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. *

As of June 30, 2020, we had 109 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our internal information technology systems, or those of our third-party CROs or other vendors, contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, vendors, and other contractors and consultants who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent security risks or incidents.  To the extent that any accidental or intentional disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of repotrectinib or any other drug candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. The effects of a security breach or disruption could be further amplified during the current COVID-19 pandemic.  If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (GDPR) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, they are subject to pending legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal data of Europeans outside of Europe and adversely impact our business.

In addition, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. On June 29, 2020, California enacted Assembly Bill 85 (A.B. 85). Under A.B. 85 the utilization of California net operating losses are suspended for tax years ended December 31, 2020-2022 for taxpayers with taxable income of $1 million or more. A.B. 85 also limited the utilization of business incentive tax credits to no more than $5 million for tax years ended December 31, 2020-2022. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses for the tax years ending on or prior to December 31, 2017, will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. On June 29, 2020, California enacted A.B. 85. Under A.B. 85, the utilization of California net operating losses is suspended for tax years ending December 31, 2020-2022 for taxpayers with taxable income of $1 million or more. A.B. 85 also limited the utilization of business incentive tax credits to no more than $5 million for tax years ending December 31, 2020-2022. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, our net operating loss carryforwards arising in tax years beginning before 2018 may expire prior to being used, the deductibility of our net operating loss carryforwards generated in tax years beginning after December 31, 2017, will be subject to a percentage limitation in tax years beginning after December 31, 2020, and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the suspension on the utilization of California net operating losses discussed above, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Risks Related to Our Common Stock

The trading price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses. *

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through June 30, 2020, has ranged from a low of $26.67 to a high of $72.03. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

•

provide that special meetings of our stockholders may be called only by the chair of our board of directors, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the

Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.  These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware and (vi) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could seriously harm our business.

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

We expect that we will remain an emerging growth company until December 31, 2020.

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

Legal, political and economic uncertainty surrounding the planned exit of the UK from the EU may be a source of instability in international markets, create currency fluctuations and pose additional risks to our business operations and financial condition.*

The United Kingdom’s withdrawal from the EU, or “Brexit,” has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the EU and there is the potential that the United Kingdom and the EU may not agree to a post-Brexit trade deal arrangement before the date the current transition period expires. During this period of negotiation and afterwards, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty. In the short and medium term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies, which may have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our revenues and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We commenced our initial public offering pursuant to registration statements on Form S-1 (File Nos. 333-230428 and 333-230911) that were declared or became effective on April 16, 2019 and registered an aggregate of 10,637,500 shares of our common stock. On April 22, 2019, we completed our initial public offering and sold 10,637,500 shares of our common stock at a public offering price of $18.00 per share for an aggregate gross offering price of $191.5 million. Goldman Sachs & Co. LLC and SVB Leerink LLC acted as joint book-running managers for the offering. Wells Fargo, LLC also served as a joint book-running manager. Canaccord Genuity LLC acted as lead manager.

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

Upon receipt, the net proceeds from our initial public offering were held in cash, cash equivalents and marketable securities. Through June 30, 2020, we have used $17.9 million of the net proceeds from our initial public offering.  We are investing the remaining net proceeds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the remaining net proceeds from our initial public offering as described under “Use of Proceeds” in the final prospectus related to our initial public offering (Prospectus). We cannot predict with certainty all of the particular uses for the remaining net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the remaining net proceeds, and investors will be relying on our judgment regarding the application of the remaining net proceeds from our initial public offering.

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

10.1†	Non-Employee Director Compensation Policy as amended June 15, 2020.

10.2†	Executive Employment Agreement, dated June 26, 2020, by and between the Registrant and Andrew Partridge.

10.3†	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Turning Point Therapeutics, Inc. 2019 Equity Incentive.

10.4*	License Agreement, dated July 6, 2020, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan.

*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

**

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

TURNING POINT THERAPEUTICS, INC.

Date: August 10, 2020	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Yi Larson
Yi Larson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)