Form 10-Q
period 2020-09-30
Turning Point Therapeutics, Inc.
filed 2020-11-12
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 48,172,447 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2020	2019
Assets	Unaudited
Current assets:
Cash and cash equivalents	$312,278	$48,188
Marketable securities	399,110	360,963
Prepaid and other current assets	6,775	5,796
Total current assets	718,163	414,947
Property and equipment, net	2,551	2,689
Right-of-use lease assets	3,651	4,493
Other assets	268	73
Total assets	$724,633	$422,202
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$4,552	$2,150
Accrued expenses and other current liabilities	8,542	3,910
Accrued compensation	5,807	6,736
Current portion of operating lease liabilities	1,355	1,236
Total current liabilities	20,256	14,032
Operating lease liabilities, long-term	2,789	3,819
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value;10,000,000 shares authorized at September 30, 2020 and December 31, 2019, zero shares outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 42,213,364 and 35,915,119 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	933,971	526,960
Accumulated other comprehensive income	412	271
Accumulated deficit	(232,800)	(122,884)
Total stockholders' equity	701,588	404,351
Total liabilities and stockholders’ equity	$724,633	$422,202

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$25,000	-	$25,000	$-
Operating expenses:
Research and development	32,213	16,640	79,136	40,802
General and administrative	11,326	5,500	59,761	13,857
Total operating expenses	43,539	22,140	138,897	54,659
Loss from operations	(18,539)	(22,140)	(113,897)	(54,659)
Other income, net	834	1,657	3,981	3,487
Net loss	(17,705)	(20,483)	(109,916)	(51,172)
Unrealized (loss) gain on marketable securities, net of tax	(606)	(24)	141	322
Comprehensive loss	$(18,311)	$(20,507)	$(109,775)	$(50,850)
Net loss per share, basic and diluted	$(0.42)	$(0.63)	$(2.82)	$(2.54)
Weighted-average common shares outstanding, basic and diluted	42,185,824	32,312,814	38,914,789	20,178,979

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	–	$–	35,915,119	$4	$526,960	$271	$(122,884)	$404,351
Option exercises	–	–	7,129	–	25	–	–	25
Stock-based compensation expense	–	–	–	–	38,365	–	–	38,365
Net loss	–	–	–	–	–	–	(60,718)	(60,718)
Other comprehensive loss	–	–	–	–	–	(316)	–	(316)
Balance at March 31, 2020	–	–	35,922,248	4	565,350	(45)	(183,602)	381,707
Option exercises	–	–	3,049	–	31	–	–	31
Shares issued under employee stock purchase plan	–	–	14,425	–	504	–	–	504
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	–	–	6,229,167	1	351,610	–	–	351,611
Stock-based compensation expense	–	–	–	–	7,404	–	–	7,404
Net loss	–	–	–	–	–	–	(31,493)	(31,493)
Other comprehensive income	–	–	–	–	–	1,063	–	1,063
Balance at June 30, 2020	–	–	42,168,889	5	924,899	1,018	(215,095)	710,827
Option exercises	–	–	44,475	–	508	–	–	508
Stock-based compensation expense	–	–	–	–	8,564	–	–	8,564
Net loss	–	–	–	–	–	–	(17,705)	(17,705)
Other comprehensive loss	–	–	–	–	–	(606)	–	(606)
Balance at September 30, 2020	–	$–	42,213,364	$5	$933,971	$412	$(232,800)	$701,588

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$–	$(50,753)	$(48,406)
Option exercises	–	–	12,337	–	22	–	–	22
Stock-based compensation expense	–	–	–	–	1,926	–	–	1,926
Net loss	–	–	–	–	–	–	(13,547)	(13,547)
Balance at March 31, 2019	65,423,901	145,916	3,423,853	1	4,294	–	(64,300)	(60,005)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	–	–	10,637,500	1	175,150	–	–	175,151
Conversion of preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	2	145,914	–	–	145,916
Option exercises	–	–	242,876	–	591	–	–	591
Stock-based compensation expense	–	–	–	–	3,059	–	–	3,059
Net loss	–	–	–	–	–	–	(17,142)	(17,142)
Other comprehensive income	–	–	–	–	–	345	–	345
Balance at June 30, 2019	–	–	31,297,423	4	329,008	345	(81,442)	247,915
Option exercises	–	–	41,773	–	96	–	–	96
Stock-based compensation expense	–	–	–	–	3,493	–	–	3,493
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	–	–	4,500,000	–	189,526	–	–	189,526
Net loss	–	–	–	–	–	–	(20,483)	(20,483)
Other comprehensive loss	–	–	–	–	–	(23)	–	(23)
Balance at September 30, 2019	–	$–	35,839,196	$4	$522,123	$322	$(101,925)	$420,524

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	2020	2019
Operating activities
Net loss	$(109,916)	$(51,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	54,333	8,478
Depreciation	647	322
Accretion of premium (discount) on marketable securities	175	(846)
Amortization of right-of-use operating lease asset	1,139	707
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(978)	(4,618)
Accounts payable	2,686	1,196
Accrued expenses and other current liabilities	3,423	(122)
Accrued compensation	(929)	2,370
Net cash used in operating activities	(49,420)	(43,685)

Investing activities
Purchases of marketable securities	(351,167)	(264,909)
Sales and maturities of marketable securities	312,986	14,923
Purchases of property and equipment	(874)	(983)
Net cash used in investing activities	(39,055)	(250,969)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	–	175,151
Proceeds from issuance of common stock in public offering, net of offering costs	351,611	190,186
Costs paid in connection with financing	(114)	–
Proceeds from issuance of common stock under equity incentive plans	1,068	709
Net cash provided by financing activities	352,565	366,046

Net increase (decrease) in cash and cash equivalents	264,090	71,392
Cash and cash equivalents at the beginning of period	48,188	101,029
Cash and cash equivalents at the end of period	312,278	172,421

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$108	$523
Costs incurred in connection with a public offering included in accounts payable and accrued expenses	$81	$660
Operating lease liabilities arising from obtaining right-of-use assets	$-	$5,554

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

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed financial statements for the quarter ended September 30, 2020 are issued.

The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption occurs, the Company could experience an inability to access additional capital.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to Financial Statements included in its Annual Report on Form 10‑K for the year ended December 31, 2019.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the

Company’s financial statements relate to determining the SSP of performance obligations associated with collaboration arrangements, preclinical and clinical study accruals and stock-based compensation costs. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions.  Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At September 30, 2020, cash and cash equivalents and marketable securities totaling $711.1 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, the Company believes represent a minimal credit risk.

Clinical Trial Costs and Accruals

A significant portion of the Company’s clinical trial costs relate to contracts with contract research organizations (CROs). The financial terms of the Company’s CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in the Company’s financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing the Company’s financial statements, the Company evaluates cost information provided by the Company’s CROs concerning estimated monthly expenses for services rendered and unbilled obligations as the sponsor of the Company’s clinical trials. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors, and the Company’s ability to accurately estimate any unbilled obligations.   If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, the Company’s modifies its accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and restricted stock units. The Company excluded stock options to purchase common stock and restricted stock units from the number of shares used to calculate diluted shares outstanding because the inclusion of these potentially dilutive securities would have been antidilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	September 30,
	2020	2019
Common stock options	6,669,220	5,119,383
RSUs	21,500	-
Total	6,690,720	5,119,383

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

At September 30, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
US Treasuries	2 years or less	62,307	7	(2)	62,312
U.S. Government agency securities	2 years or less	65,322	39	(2)	65,359
Corporate debt securities	2 years or less	179,017	375	(36)	179,356
Commercial paper	Less than 1	92,052	31	-	92,083
Total marketable securities		$398,698	$452	$(40)	$399,110

At December 31, 2019, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agency securities	2 years or less	$90,596	$42	$(20)	$90,618
Corporate debt securities	2 years or less	173,595	178	(21)	173,752
Commercial paper	Less than 1	96,501	92	-	96,593
Total marketable securities		$360,692	$312	$(41)	$360,963

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of September 30, 2020, the Company did not record an allowance for credit loss related to its investment portfolio.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$224,358	$-	$-	$224,358
U.S. Treasuries	62,312	-	-	62,312
U.S. government agency securities	-	65,359	-	65,359
Corporate debt securities	-	184,363	-	184,363
Commercial paper	-	174,069	-	174,069
Total cash equivalents and marketable securities	$286,670	$423,791	$-	$710,461

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$45,085	$-	$-	$45,085
U.S. government agency securities	-	90,618	-	90,618
Corporate debt securities	-	173,752	-	173,752
Commercial paper	-	96,593	-	96,593
Total cash equivalents and marketable securities	$45,085	$360,963	$-	$406,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$1,347	$885
Computer equipment and software	956	910
Tenant improvements	1,108	1,108
Furniture and fixtures	357	357
Property and equipment	3,768	3,260
Less: accumulated depreciation	(1,217)	(571)
Property and equipment, net	$2,551	$2,689

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $0.6 million and $0.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development expenses	$7,740	$3,414
Accrued general and administrative expenses	777	451
Other current liabilities	25	45
Total	$8,542	$3,910

7. Zai License Agreement

Terms of Agreement

On July 6, 2020, the Company entered into a License Agreement (the Zai License Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company grants Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate, repotrectinib (the Products), in Mainland China, Hong Kong, Macau and Taiwan (each, a region and collectively, the Territory). The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Products outside the Territory. The Company will supply or have supplied to Zai the Products for use in the Territory pursuant to a supply agreement for agreed upon consideration, except that Zai has the right, at its election, to package and label the Products in or outside the Territory for use in the Territory.

Pursuant to the terms of the Zai License Agreement, the Company has received an upfront cash payment of $25.0 million and will be eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Products in the Territory, subject to adjustments in specified circumstances.

Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Products at Zai’s own expense, subject to limited exceptions pursuant to which the Company may be responsible for the cost. The Company will be responsible for global clinical studies of the Products, including the portions that may be conducted in the Territory, at the Company’s expense, except that Zai will participate in global clinical studies of the Products through clinical trial sites in the Territory as agreed as of the effective date of the Zai License Agreement and may, at Zai’s election, participate in future global clinical studies of the Products through clinical trial sites in the Territory, in each case at Zai’s expense.

The Zai License Agreement will continue in effect until expiration of the last royalty term for a Product in any region in the Territory, where the royalty term for a Product in a region continues until the later of (i) the date of the last-to-expire valid claim within Company’s patent rights that covers the Product in such region in the Territory; (ii) the expiry of the regulatory exclusivity for such Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Product in such region. Subject to the terms of the Zai License Agreement, Zai may terminate the Zai License Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai License Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights. Either party may terminate the Zai License Agreement for the other party’s uncured material breach of the Zai License Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party is acquired in a change of control transaction and the acquirer is engaged in activities with a competing product that is not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the Products.

Revenue Recognition

The Company determined that two performance obligations existed: (1) the exclusive license, bundled with the associated know-how and (2) the Company's initial obligation to supply repotrectinib for clinical development in the Territory.

The total transaction price of $25.7 million was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020.  The $0.7 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. As of September 30, 2020, the Company has not recognized any revenue associated with the clinical supply performance obligation.

The Company assessed the Zai License Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. The upfront payment received by the Company was subject to foreign tax withholdings.  The Company recorded this tax expense to general and administrative expense in the Condensed Statements of Operations and Comprehensive Loss.

8. Commitments and Contingencies

Operating Leases

The Company has one lease agreement for the leasing of office and laboratory space with an initial lease term of four years resulting in an initial lease liability of $4.0 million and a right-of-use asset of $3.7 million, which is net of $0.3 million of the Company’s deferred gain from the office and laboratory space surrendered in the prior year.  The right-of-use asset and corresponding lease liability was estimated assuming a remaining lease term of 48 months and an estimated discount rate of 8.5%, which was the Company’s incremental borrowing rate at the date of the lease commencement.

Future minimum payments under the lease as of September 30, 2020 are as follows (in thousands):

2020 (Three months remaining)	410
2021	1,668
2022	1,718
2023	872
Total future minimum lease payments	4,668
Less: amounts representing interest	(524)
Total lease liability	$4,144
Remaining lease term	2.8 years

Rent expense was $0.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively.  The Company paid $0.4 million and $0.4 million of cash payments related to its operating lease agreement for the three months ended September 30, 2020 and 2019, respectively.

Rent expense was $1.1 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.  The Company paid $1.2 million and $0.8 million of cash payments related to its operating lease agreement for the nine months ended September 30, 2020 and 2019, respectively.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or ATM facility, under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock.  To date, the Company has not yet sold any shares of common stock under the ATM facility.

Stock Option Plan

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year during the ten-year term of the Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.  On January 1, 2020, the Company added 1,436,604 shares to the Plan. At September 30, 2020, the Plan had 2,579,374 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant.  Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire three months after employee termination.  Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at September 30, 2020 had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $44.97 and $32.92 for the three months ended September 30, 2020 and 2019, respectively, and was $41.96 and $20.12, for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $98.8 million in total unrecognized compensation expense expected to be recognized over a weighted average period of 2.70 years.

The following summarizes option activity under the Plan for the periods presented:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	5,254,269	$14.59	9.0	$250,611
Options granted	1,820,320	$61.80
Options exercised	(54,653)	$10.31
Options forfeited or cancelled	(350,716)	$18.26
Balance as of September 30, 2020	6,669,220	$27.32	7.6	$400,411

Options vested and exercisable as of September 30, 2020	2,793,909	$13.22	5.9	$207,141

The fair values of the employee stock options granted during the three and nine months ended September 30, 2020 and 2019 were estimated at the date of grant using the Black-Scholes option-pricing model with the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.40%	1.64%	1.27%	2.18%
Volatility	80.4%	80.2%	79.3%	79.6%
Expected term (in years)	6.08	6.06	6.06	6.05
Dividend yield	-	-	-	-

Restricted Stock Units

The summary of the Company’s restricted stock unit activity for the periods presented is as follows:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	-	$-
Granted	21,500	$59.94
Vested	-	$-
Forfeited	-	$-
Outstanding as of September 30, 2020	21,500	$59.94

No awards are vested at September 30, 2020. As of September 30, 2020, the total unrecognized compensation related to restricted stock units granted was $1.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.78 years.

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

The assumptions used for the nine months ended September 30, 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during such period were as follows:

Nine Months Ended September 30,
2020
Risk-free interest rate	0.17 - 2.13%
Volatility	70.6 - 91.6%
Expected term (in years)	0.50 - 2.00
Dividend yield	-

Departure of Former Chief Scientific Officer (CSO)

On January 9, 2020, the Company entered into a Transition Separation and Consulting Agreement (the Transition Agreement) with the Company’s former CSO, Dr. Jingrong Jean Cui. In connection with this Transition Agreement, Dr. Cui resigned from her position as CSO effective January 31, 2020 and thereafter agreed to serve as a consultant to the Company on an as needed basis until June 30, 2020.  In accordance with the terms of the Transition Agreement, the Company recorded $1.2 million in expense during the first quarter of 2020 representing the cash severance that was paid to Dr. Cui during 2020.  The terms of the Transition Agreement allowed Dr. Cui to continue to vest her outstanding options through to the end of the consulting period on June 30, 2020.  At the termination of the consulting period, Dr. Cui immediately received an additional eighteen months vesting of her stock options. In addition, the Company extended Dr. Cui’s period to exercise her vested stock options from 90 days to 12 months from the date of the termination of the consulting period.

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

Stock-Based Compensation Expense

Stock-based compensation expense for options granted under the Company's equity plans totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$3,912	$1,771	$10,799	$4,052
General and administrative	4,652	1,722	43,534	4,426
Total stock-based compensation	$8,564	$3,493	$54,333	$8,478

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

September 30, 2020
Common stock options outstanding	6,669,220
Options to purchase common stock available for issuance under the Plan	2,579,374
Shares available for purchase under ESPP	263,879
Total	9,512,473

10. Subsequent Events

October 2020 Public Offering

In October 2020, the Company completed a public offering under which it sold 5,287,357 shares of common stock at an offering price of $87.00 per share.  The net proceeds from this offering, after deducting underwriting discounts, commissions, and offering costs, were approximately $433.6 million.

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

Forward-Looking Statements

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business,and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

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

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted orphan drug designation for the development of repotrectinib in NSCLC with adenocarcinoma histology and three fast track designations for the treatment of (1) NTRK+ advanced solid tumor patients who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs, (2) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (3) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.

The multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing and we plan to conduct the Phase 2 portion of the trial in approximately 120 sites in North America, Europe and the Asia-Pacific regions, with additional sites within China.  We plan to enroll a total of approximately 320 patients, and our goal is to achieve full site activation in early 2021, excluding sites within China managed by our partner Zai Lab (Shanghai) Co., Ltd (Zai).  We also plan to provide anticipated study timelines in early 2021.  The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors.   In August 2020, our independent Data Monitoring Committee met to review ongoing safety data from the Phase 2 trial and informed us the study should proceed.

In the Phase 1 portion of TRIDENT-1, utilizing the July 22, 2019 data cutoff, with a median follow-up of 20.1 months (range: 5.3 to 24.9+), repotrectinib demonstrated a confirmed overall response rate (ORR) by blinded independent central review (BICR) of 91 percent (N=11, 95% CI: 59–100) in patients with ROS1+ advanced NSCLC who are ROS1 TKI-naïve and repotrectinib demonstrated a median duration of response (DOR) of 23.1 months (95% CI: 5.6–NR) (based on Kaplan-Meier estimation). The probability of patients with a DOR ≥ 9 months, ≥ 12 months and ≥ 18 months was 78%, 65%, and 65%, respectively. Also, repotrectinib showed a median progression-free survival (PFS) of 24.6 months (95% CI: 7.2–NR).  With an additional 8.5 months of follow-up as of April 6, 2020, 4 of the 5 responding patients remained in a PR (partial response) per physician assessment data since the July 22, 2019 data cutoff and the duration of treatment ranged from 9.2 to 34.2+ months with 7 of the total 11 (64%) patients remaining on repotrectinib. All 7 (64%) remained on treatment for more than 17 months, 6 (55%) on treatment for more than 24 months, and 3 (27%) on treatment for more than 30 months at the time of the analysis.  Repotrectinib has demonstrated CNS activity among patients with ROS1+ advanced NSCLC who are ROS1 TKI-naïve, with an intracranial objective response rate (IC-ORR) of 100% (3 of 3 patients, 95% CI: 29–100) with durations of response, as of the July 22, 2019 data cutoff, of 14.8+, 17.6+ and 23.1 months. All three of these patients remained on treatment, as of April 6, 2020, for 26.0+, 28.5+ and 34.2+ months.

On August 19, 2020, we reported early interim data from the Phase 2 portion of TRIDENT-1, utilizing a July 10, 2020 data cutoff, in the first 39 treated patients who had at least one post-baseline scan as of the data cutoff date.  Responses were confirmed with a subsequent scan at least 28 days later per RECIST 1.1 and were determined by physician assessment. Patients were enrolled across six countries.  Across all cohorts reported, median follow-up was 3.6 months (range:  0.4 – 7.4+), and median duration of treatment was 3.7 months (range:  0.7-8.2+).

o

In the ROS1-positive TKI-naïve NSCLC population (EXP-1:  n=7), six patients achieved a confirmed response for an ORR of 86 percent. The duration of response ranged from 0.9+ to 2.0+ months and all patients who achieved a response remained in a response at the time of the data cutoff. Since the July 10, 2020 data cutoff, the seventh patient in this cohort achieved an unconfirmed partial response and, as of August 19, 2020, remained on treatment awaiting a confirmatory scan.

o

In the ROS1-positive NSCLC population pretreated with one prior TKI with prior chemotherapy (EXP-2:  n=5), two patients achieved a confirmed response for an ORR of 40 percent, including our first confirmed response in a patient with a documented G2032R solvent front mutation after prior treatment with entrectinib. The durations of response were 4.5 and 5.6+ months at the time of the data cutoff.

o

In the ROS1-positive NSCLC population pretreated with one prior TKI without prior chemotherapy (EXP-4:  n=6), four patients achieved a confirmed response for an ORR of 67 percent. The duration of response ranged from 1.0+ to 5.7+ months with all four patients remaining in a response at the time of the data cutoff.

o

In the ROS1-positive NSCLC population pretreated with two prior TKIs without prior chemotherapy (patients enrolled under the initial protocol and analyzed for efficacy in a separate cohort, EXP-Other: n=5) two patients achieved a confirmed response for an ORR of 40 percent. Both patients remained in a response with a duration of 1.9+ months at the time of the data cutoff. No objective responses were observed within the ROS1-positive NSCLC population pretreated with two prior TKIs with prior chemotherapy, a heavily pretreated fourth-line patient population (EXP-3: n=10), yet five patients achieved stable disease.

o

In the NTRK-positive TKI-pretreated solid tumor population (EXP-6:  n=6), three patients achieved a confirmed response for an ORR of 50 percent. The duration of response ranged from 1.7+ to 3.6+ months with all three patients remaining in a response at the time of the data cutoff.

o

Repotrectinib was generally well tolerated. The majority of treatment emergent adverse events (TEAEs) were Grade 1 or 2. The TEAEs (of any Grade) found in greater than 25 percent of patients were dizziness (62%), fatigue (39%), constipation (33%), dysgeusia (33%), and dyspnea (28%). There were no Grade 3 cases of dizziness and no cases of dizziness leading to treatment discontinuation. The majority of treatment related adverse events (TRAEs) were Grade 1 or 2. There were no Grade 4 or Grade 5 TRAEs.

In August 2020, we also reported feedback received from the FDA, and modifications we have since made to the TRIDENT-1 study design, that may provide a faster path to potential approval for repotrectinib.  The FDA reiterated, among other points, that the adequacy of the data to support approval will depend upon the observed ORR and the duration of response assessed in the context of available therapy in a risk-benefit analysis during new drug application review. Study design modifications and FDA feedback include the following:

o	Phase 2 cohort sample sizes to support potential approval may include Phase 1 patients treated at the recommended Phase 2 dose.
o

In the EXP-2 Cohort (ROS1 TKI-Pretreated with one prior TKI and one platinum-based regimen), the sample size is decreased from previous target of 100 patients to 60 total patients with one formal interim analysis after approximately 30 patients. A minimum duration of follow up of 6 months from the last response may be sufficient to support approval.

o

In the EXP-4 Cohort (ROS1 TKI-Pretreated with one prior TKI and no prior chemotherapy), the sample size is increased to a target of 60 patients with one formal interim analysis after approximately 30 patients. Previously, EXP-4 was an exploratory cohort in this patient population. A minimum duration of follow up of 6 months from the last response may be sufficient to support approval.

o	In the EXP-5 and EXP-6 Cohorts (TRK TKI-Naïve and TKI-Pretreated), a minimum of 9 months and 6 months of follow up, respectively, from the last response may be sufficient to support approval.

In addition to the TRIDENT-1 study, we are also conducting a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors, and plan to initiate a clinical combination study of repotrectinib in KRAS mutant NSCLC in mid-2021.  In preclinical studies, repotrectinib significantly enhanced efficacy of the KRAS G12C inhibitor AMG-510 and showed a marked survival benefit in a KRAS G12C xenograft model when combined with AMG-510 compared to AMG-510 alone. Repotrectinib also showed synergy in preclinical models with AMG-510 and inhibited KRAS G12C tumor cell proliferation, suppressed receptor tyrosine kinase upregulation induced by AMG-510, and reduced KRAS G12C tumor cell cytokine release. Similar results have been obtained with other KRAS G12C inhibitors.

In July 2020, we entered into a license agreement with Zai (Zai License Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize products containing our drug candidate repotrectinib (Products) in Mainland China, Hong Kong, Macau and Taiwan, also collectively referred to as Greater China.  We retain exclusive rights to, among other things, develop, manufacture and commercialize the Products outside Greater China. Pursuant to the terms of the Zai License Agreement, we received an upfront cash payment of $25.0 million and will be eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai License Agreement, Zai will be obligated to pay us tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Products in Greater China, subject to adjustments in specified circumstances.

TPX-0022

Our Phase 1 SHIELD-1 clinical trial of our MET/SRC/CSF1R inhibitor, TPX-0022, is ongoing in patients with advanced solid tumors harboring genetic alterations in MET. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-escalation portion starting at 20 mg once daily (QD), followed by dose expansion in multiple cohorts of MET alterations and tumor types. The study design allows intra-patient dose escalation based on tolerability. In October 2020, we reported early interim data from the dose escalation portion of SHIELD-1, utilizing an October 15, 2020 data cutoff date. As of the data cutoff date, a total of 22 patients with MET-altered tumors were enrolled in the study, of which 21 had been treated with TPX-0022 at dose levels from 20 mg QD to 120 mg QD. Patients were selected for MET alterations by local testing, including exon 14 deletion, MET amplification, fusion or oncogenic kinase domain mutations. Patients had a median of three prior lines of therapy (range from 1 to 6) with the majority of patients having received multiple rounds of prior combination chemotherapy. All patients received at least one prior line of chemotherapy and/or immunotherapy.

As of the data cutoff date, 15 patients were evaluable for efficacy, including 10 who were TKI-naïve (four colorectal cancer (CRC) patients, three NSCLC patients and three gastric or gastroesophageal (GE) junction cancer patients) and five who were TKI-pretreated (all of whom were NSCLC patients). Seven patients were not evaluable for efficacy including four patients who were awaiting a first post-baseline scan; two patients who discontinued treatment prior to first post-baseline scan; and one patient who had no baseline measurable disease. Of the 10 MET TKI-naïve patients, five achieved a partial response, including three gastric or GE junction cancer patients, one CRC patient and one NSCLC patient. All three evaluable patients with gastric or GE junction tumors achieved a response. Of the five responding patients, three patients achieved a confirmed response, and two patients remained on treatment in a response and were awaiting confirmation at the time of the data cutoff. Of the five MET TKI-pretreated NSCLC patients, three patients treated with multiple rounds of prior therapy achieved a best response of stable disease with two patients showing tumor measurement improvements (-27% and -75% accordingly). Nine of 15 patients (9/15) achieved clinical benefit (confirmed or unconfirmed partial response or stable disease). Six of 15 patients (6/15) remained on treatment with duration of treatment ranging from 7.6+ to 34+ weeks.

TPX-0022 was generally well tolerated, with the most frequent TEAE being Grade 1 or 2 dizziness. TEAEs reported in greater than 20 percent of patients were dizziness (n=12; 57%); lipase increased (n=7; 33%); fatigue (n=7; 33%); amylase increased (n=6; 29%); nausea (n=6; 29%); vomiting (n=6; 29%); constipation (n=5; 24%); and anemia (n=5; 24%). The majority of TRAEs were Grade 1 or 2. As of the data cutoff date: there was one TRAE of Grade 3 weight gain, and there were no Grade 4 or 5 TRAEs; the maximum tolerated dose had not been determined with five patients having TEAEs that led to dose reduction; and at the 120 mg daily dose, there had been one dose-limiting toxicity of treatment related Grade 2 dizziness that led to treatment discontinuation. In addition, as of the data cutoff date, clinical pharmacokinetic data suggested sustained MET inhibition throughout the dosing interval across all doses.

The Phase 1 dose escalation portion of SHIELD-1 continues to enroll patients. Once the recommended Phase 2 dose is determined, we expect to initiate the Phase 1 dose expansion portion of the study. We plan to discuss the ongoing Phase 1 SHIELD-1 study with the FDA to potentially modify the study into a registrational Phase 1/2 design. We are targeting initiation of the Phase 2 portion of the study in the second half of 2021, pending FDA feedback. In parallel, a combination study with TPX-0022 and an epidermal growth factor receptor (EGFR) TKI in patients with EGFR mutant MET-amplified NSCLC patients is also planned for initiation in the second half of 2021.

TPX-0046 and TPX-0131

Our Phase 1/2 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose escalation portion, and approximately 300 patients in the Phase 2 expansion portion at sites in North America, Europe and Asia-Pacific regions. The study design allows intra-patient dose escalation based on tolerability in both RET TKI-treatment naïve and pretreated patients. We anticipate reporting preliminary data from initial patients in the dose escalation portion of this study in the first half of 2021.

Our fourth drug candidate, TPX-0131, is a next-generation preclinical ALK inhibitor.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Pending successful completion of investigational new drug (IND)-enabling studies, we anticipate submitting an IND for TPX-0131 in early 2021.

COVID-19 Pandemic

Since early March 2020, we have experienced disruptions to our business operations as a result of the COVID-19 pandemic. We continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our clinical studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home and allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures. We have experienced and expect to continue to experience some delays in trial site initiations and patient enrollment in our TRIDENT-1 study and we may also experience some delays in our other studies. We may also experience delays in trial data collection and analysis.  In addition, the California stay at home order first issued on March 19, 2020 has delayed some of our pipeline discovery research activities.

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of September 30, 2020, we had an accumulated deficit of $232.8 million and we incurred net losses of approximately $109.9 million and $51.2 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

In August 2020, we entered into an ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of the Company’s common stock.  To date, we have not yet sold any shares of our common stock under the ATM facility.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption occurs, we could experience an inability to access additional capital. If we fail to raise capital or enter into such agreements we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates.

In October 2020, we completed a public offering in which we sold an aggregate of 5,287,357 shares of common stock at a price of $87.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $433.6 million.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as the Zai License Agreement, we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai License Agreement, we recognized revenue of $25.0 million in the three and nine months ended September 30, 2020. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreement, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses
Repotrectinib	$20,683	$10,689	$46,838	$26,664
Other research programs	11,530	5,951	32,298	14,138
Total research and development expenses	$32,213	$16,640	$79,136	$40,802

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

We anticipate that our general and administrative expenses will continue to increase as a result of increased payroll, expanded infrastructure and higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other income, net

Other income, net consists of interest earned on cash, cash equivalents and our marketable securities.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to determining the SSP of performance obligations associated with collaboration arrangements, preclinical and clinical study accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Except as updated in Note 2 to our unaudited condensed financial statements included in this Quarterly Report for revenue recognition, there were no other significant changes during the three months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Revenue	$25,000	$-	$25,000
Operating expenses:
Research and development	32,213	16,640	15,573
General and administrative	11,326	5,500	5,826
Total operating expenses	43,539	22,140	21,399
Loss from operations	(18,539)	(22,140)	(3,601)
Other income, net	834	1,657	(823)
Net loss	$(17,705)	$(20,483)	$(2,778)

Revenue

Revenue recognized during the three months ended September 30, 2020 of $25.0 million was related to the Zai License Agreement. We recognized license revenue of $25.0 million for an upfront fee associated with the delivery of the license and know how performance obligation.

Research and development expenses

Research and development expenses increased by $15.6 million from $16.6 million for the third quarter of 2019 to $32.2 million during the third quarter of 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

General and administrative expenses increased by $5.8 million from $5.5 million for the third quarter of 2019 to $11.3 million for the third quarter of 2020. The increase was primarily attributable to higher personnel-related expenses as a result of increased employee headcount and professional fees for legal and accounting services. We recorded $1.3 million foreign tax withholding expense as a result of the upfront payment from Zai received during the third quarter of 2020.

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

Other income, net, decreased by $0.8 million from $1.7 million for the third quarter of 2019 to $0.8 million for the third quarter of 2020. The decrease was primarily was due to lower overall yields on our marketable securities and money market funds.

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Revenue	$25,000	$-	$25,000
Operating expenses:
Research and development	79,136	40,802	38,334
General and administrative	59,761	13,857	45,904
Total operating expenses	138,897	54,659	84,238
Loss from operations	(113,897)	(54,659)	59,238
Other income, net	3,981	3,487	494
Net income	$(109,916)	$(51,172)	$58,744

Revenue

Revenue recognized during the nine months ended September 30, 2020 of $25.0 million was related to the Zai License Agreement. We recognized license revenue of $25.0 million for an upfront fee associated with the delivery of the license and know how performance obligation.

Research and Development Expenses

Research and development expenses increased by $38.3 million from $40.8 million for the nine months ended September 30, 2019 to $79.1 million for the nine months ended September 30, 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046.

General and Administrative Expenses

General and administrative expenses increased by $45.9 million from $13.9 million for the nine months ended September 30, 2019 to $59.8 million for the nine months ended September 30, 2020. The increase was primarily attributable to higher personnel-related expenses, including stock based compensation, as a result of increased employee head count and professional fees for legal and accounting services.

During the first quarter of 2020, we incurred a one-time charge of $32.6 million in connection with the Transition Separation and Consulting Agreement with our founder and former Chief Scientific Officer, Dr. Jingrong Jean Cui. We recorded $1.2 million in expense for the first quarter of 2020 representing the cash severance that was paid to Dr. Cui during the third quarter of 2020.  In addition, we incurred a non-cash stock compensation charge of $31.4 million due to the modification of the vesting and expected term of Dr. Cui’s outstanding stock options. This one-time charge was classified as a general and administrative expense due to the nature of, and minimal service conditions resulting from the modification to these awards.

Other Income, Net

Other income, net, increased by $0.5 million from $3.5 million for the nine months ended September 30, 2019 to $4.0 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase in interest earned on our marketable securities and money market account balances.

Liquidity and Capital Resources

At September 30, 2020, we had $711.4 million of cash, cash equivalents and marketable securities compared to $409.2 million at December 31, 2019. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020, along with the net proceeds from our October 2020 public offering, will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC.

In October 2020, we completed a public offering in which we sold an aggregate of 5,287,357 shares of common stock at a price of $87.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $433.6 million.

In August 2020, we entered into an ATM facility, under which we may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock. To date, we have not yet sold any shares of common stock under the ATM facility.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through September 30, 2020, we received net proceeds of approximately $865.3 million from the issuance of common stock and convertible preferred stock.

Since inception, we have primarily devoted our resources to build infrastructure, conduct research and development, including clinical trials, perform business and financial planning, and raise capital. To fund future operations, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development activities, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We may seek to obtain additional financing in the future through equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. The COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption occurs, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities and activities to support commercialization. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine months ended
	2020	2019
Statement of Cash Flows Data:
Net cash used in operating activities	(49,420)	(43,685)
Net cash used in investing activities	(39,055)	(250,969)
Net cash provided by financing activities	352,565	366,046

Operating Activities

During the nine months ended September 30, 2020, operating activities used approximately $49.4 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and Phase 1/2 trial for TPX-0046. Cash used to fund operations is partially offset from the cash received from the $25.0 million upfront payment under the Zai License Agreement.

During the nine months ended September 30, 2019, operating activities used approximately $43.7 million to support the development of our pipeline including the ongoing phase 1 trial for repotrectinib and further development of TPX-0022 and TPX-0046.

Investing Activities

During the nine months ended September 30, 2020, investing activities used approximately $39.1 million primarily resulting from the purchases (net of maturities) of our marketable securities.

During the nine months ended September 30, 2019, investing activities used approximately $251.0 million primarily resulting from purchases of marketable securities.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided approximately $352.6 million, primarily resulting from our public offering in May 2020.

During the nine months ended September 30, 2019, financing activities provided approximately $366.0 million, primarily resulting from our initial public offering in April 2019 (IPO).

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed financial statements appearing under Part 1, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2020, cash and cash equivalents and marketable securities totaling $711.1 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Item 1A. Risk Factors.

RISK FACTORS SUMMARY

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

•

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

•

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

•

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates.

•	If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.
•	The COVID-19 pandemic has impacted our TRIDENT-1 clinical trial and could adversely impact our other clinical trials and business.
•

Adverse side effects or other safety risks associated with repotrectinib, TPX-0022 or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for repotrectinib or any other drug candidates, on a timely basis or at all.

•

If we are unable to obtain and maintain sufficient patent protection for our drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our drug candidates successfully may be adversely affected.

•

The incidence and prevalence for target patient populations of our drug candidates have not been established with precision. If the market opportunities for our drug candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue potential and ability to achieve profitability will be adversely affected.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability. *

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2019 and 2018, we reported net losses of $72.1 million and $24.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we reported net losses of $109.9 million and $51.2 million, respectively. As of September 30, 2020, we had an accumulated deficit of $232.8 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through September 30, 2020, we received an aggregate of $865.3 million in net proceeds from such sales. As of September 30, 2020, our cash and cash equivalents and marketable securities were $711.4 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib, and our other drug candidates through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials, including the ongoing Phase 2 portion of TRIDENT-1, Phase 1 clinical trial of TPX-0022, Phase 1/2 clinical trial of repotrectinib in pediatric patients and Phase 1/2 clinical trial of TPX-0046, and our planned Phase 2 clinical trial of TPX-0022, and any other clinical trials or development activities we may choose to pursue, including further development of TPX-0131 and potential repotrectinib and TPX-0022 combination clinical trials. In addition, if we obtain marketing approval for repotrectinib, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of repotrectinib. We will also incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

•	initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints, including our planned Phase 2 clinical trial of TPX-0022;

•	obtain favorable results from our clinical trials and apply for and obtain marketing approval for repotrectinib or another drug candidate;

•	establish licenses, collaborations or strategic partnerships that may increase the value of our programs;

•	successfully manufacture or contract with others to manufacture repotrectinib and our other drug candidates;

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

We will require substantial additional funding. If we are unable to raise capital on favorable terms when needed, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts. *

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead drug candidate, repotrectinib, TPX-0022, and our other drug candidates through clinical development and further develop our pipeline. We expect increased expenses as we continue our research and development, initiate additional clinical trials, and seek marketing approval for repotrectinib and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2020, along with the net proceeds from our October 2020 public offering, will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In October 2020, we completed a public offering in which we sold an aggregate of 5,287,357 shares of common stock at a price of $87.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $433.6 million.

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

Risks Related to the Design and Development of Our Drug Candidates

We are highly dependent on the success of our lead drug candidate, repotrectinib, which is currently in a Phase 2 potentially registrational clinical trial, and our other drug candidates which are in early clinical development. We have not successfully completed late-stage clinical trials or obtained regulatory approval for any drug candidate. We may never obtain approval for any of our drug candidates or achieve or sustain profitability.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead product candidate, repotrectinib, and our other drug candidates which are in earlier stages of development. We currently have no products that are approved for sale. Our Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib, is ongoing and our other drug candidates currently in clinical trials, TPX-0022 and TPX-0046 are only in Phase 1 studies. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates. *

We currently have three drug candidates in clinical development and one drug candidate in preclinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary overall response rates in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib.  Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020 was only physician assessed data from a small subset of patients and may not be predictive of the final results of the trial. The preliminary interim data we reported from our TPX-0022 Phase 1 SHIELD-1 trial in October 2020 was only physician assessed data from the initial patients enrolled in the dose escalation portion of the trial and may not be predictive of the final results of the trial or of any further trials of TPX-0022.

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

Certain of our scientific advisors or consultants who have received compensation from us are investigators for our clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we believe our existing relationships are within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of repotrectinib or other drug candidates. If we experience delays in the completion of, or termination of, any clinical trial of repotrectinib or any other drug candidate, the commercial prospects of such drug candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues, which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented. *

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have planned or ongoing clinical trials or expanded access programs for approved and/or investigational drugs that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials or expanded access programs. This is acutely relevant for our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors, development of TPX-0022 for the treatment of MET+ advanced solid tumors and our development of TPX-0046 for the treatment of patients with RET+ advanced solid tumors, indications for which approved and/or investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs and clinical sites as we seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home and allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures. Such greater dependency on electronic monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks. However, despite these efforts, we have experienced and expect to continue to experience some delays in trial site initiations and patient screening, enrollment, in our TRIDENT-1 study and anticipate that we may experience similar delays in our other studies. We may also experience delays in trial data collection and analysis.  These delays could have an adverse impact on our timelines and our business.  In addition, the California stay at home order issued on March 19, 2020 has delayed some of our pipeline discovery research activities which may have an adverse effect on our efforts to identify and design new drug candidates. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Adverse side effects or other safety risks associated with repotrectinib, TPX-0022 or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. *

Results of clinical trials of our drug candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our clinical trials of repotrectinib, TPX-0046 and

TPX-0022, a material percentage of patients in these clinical trials may die during a trial, which could impact development of our drug candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary interim data from the Phase 1 and Phase 2 portions of our repotrectinib TRIDENT-1 trial and the preliminary interim data from our TPX-0022 Phase 1 SHIELD-1 trial. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.  For our TRIDENT-1 data update in August 2020, we reported preliminary safety and efficacy data as assessed by trial investigators, or physician assessment, using standard RECIST 1.1 criteria. The primary endpoint of the study is overall response rate (ORR) determined not by trial investigators but rather blinded independent central review (BICR) to limit any potential bias implemented by the treating physicians in the overall efficacy assessments. Published literature demonstrates that there is often a discordance between physician assessments and BICR assessments with the physician assessed overall response data often being higher than that by BICR.  There is a risk that the preliminary physician assessed TRIDENT-1 data we reported in August 2020 could be materially different from the BICR assessed data.

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

The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our drug candidates. Moreover, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.*

In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to analytical and clinical validation studies in conjunction with the clinical trials for drug candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an IDE. In the case of a companion diagnostic that is designated as “significant risk device,” such as the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1, approval of an IDE by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding drug candidate. In May 2019 the FDA approved an IDE for the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals, which could prevent or delay approval of our drug candidates. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

We have only limited supply arrangements in place with respect to our drug candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our drug candidates and other materials. If we obtain marketing approval for any of our drug candidates, we will need to have established an agreement for commercial manufacture with a third party.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers for preclinical and clinical materials cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.*

The FDA has granted fast track designation to repotrectinib for the treatment of (i) NTRK+ advanced solid tumor patients who have progressed following treatment  with at least one prior line of chemotherapy and one or two prior TRK TKIs, (ii) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (iii) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI. We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for repotrectinib for the treatment of (i) NTRK+ advanced solid tumor patients who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs, (ii) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (iii) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Even if we obtain marketing approval for repotrectinib or any of our other drug candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.*

Even if marketing approval of a drug candidate is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, which may include the requirement to implement a REMS or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our drug candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

Non-compliance by us, our licensee Zai or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties or whether any issued patents will effectively prevent others from commercializing competing technologies and drug candidates. While we have filed patent applications covering aspects of our drug candidates, we currently only have issued patents in the United States, major European countries and a number of other foreign jurisdictions covering the composition of matter of repotrectinib, TPX-0022, certain structurally related compounds, and methods of using the compounds in the treatment of cancer and an issued patent in the United States covering the composition of matter of TPX-0046 and certain structurally related compounds and methods of using the compounds in the treatment of cancer.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.*

While we have obtained composition of matter patents with respect to three of our drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. We seek to protect our trade secrets and proprietary know-how in part by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects our business and competitive position could be materially harmed.

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

If we are successful in developing repotrectinib, we expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC and TRK+ solid tumors; and larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, clinical development for the treatment of ROS1+ NSCLC at companies including against Pfizer Inc. (lorlatinib), Novartis Pharmaceuticals Corporation (ceritinib), Betta Pharmaceuticals Co., Ltd. (ensartinib), Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib) and TKIs in Phase 2, or later, clinical development for the treatment of TRK+ solid tumors at companies including Bayer AG (selitrectinib), Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib).

We expect that TPX-0022 will compete against Novartis Pharmaceutical Corporation’s Tabrecta (capmatinib), which was recently approved for the treatment of NSCLC with MET exon 14 skipping, Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Astrazeneca PLC and Hutchison China MediTech Limited (savolitinib), Merck KGaA (tepotinib), Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Johnson & Johnson (amivantamab), Servier (Sym015) and AbbVie Inc. (telisotuzumab vedotin). We expect that TPX-0046 will compete against Eli Lilly and Company’s Retevmo (selpercatinib) which was recently approved for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations,  Blueprint Medicines’ and Roche’s Gavreto (pralsetinib) which was recently approved for the treatment of RET+ NSCLC and is in late stage development for the treatment of other RET+ cancers, and other approved drugs for the treatment of medullary thyroid cancer including cabozantinib which is marketed by Exelixis, Inc. as Cometriq and vandetinib which is marketed by Sanofi Genzyme as Caprelsa.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations. *

As of September 30, 2020, we had 130 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our company is located in San Diego, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have not completed a Section 382 study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. As a result, our net operating loss carryforwards arising in tax years beginning before 2018 may expire prior to being used, the deductibility of our net operating loss carryforwards generated in tax years beginning after December 31, 2017, will be subject to a percentage limitation in tax years beginning after December 31, 2020, and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Risks Related to Our Common Stock

The trading price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses. *

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through September 30, 2020, has ranged from a low of $26.67 to a high of $89.33. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

•	receipt of, or failure to obtain, regulatory approvals;
•	lower than expected market acceptance of our product candidates following approval, if any, for commercialization;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our drug candidates or clinical development programs;
•	the results of our efforts to design, develop, acquire or in-license additional technologies or drug candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	rumors or announcements regarding transactions involving our company or drug candidates;
•	proposed changes to healthcare laws in the United States or foreign jurisdictions, or speculation regarding such changes, such as changes in the structure of healthcare payment systems;
•	market conditions or trends in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, other events or factors, many of which are beyond our control, such as the COVID-19 outbreak; and
•	the other events or factors, including those described in this “Risk Factors” section.

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

General Risk Factors

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

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also impose obligations, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires certain manufacturers of certain drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There remain judicial and Congressional challenges as well as efforts by the current U.S. President’s administration to repeal or replace certain aspects of the ACA. Since January 2017, the current U.S. President has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case.  It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.  In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. President’s administration issued budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the current U.S. President’s administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  In addition, the current U.S. President’s administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HSS) has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, the current U.S. President’s administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers, commonly known as the “rebate rule”; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada.  Although some of these measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.*

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.   In the EU the regulation of pricing and reimbursement varies widely between individual member states.  Some member states prohibit the marketing of products prior to a reimbursement price being agreed, some member states may require the completion of additional studies to assess cost-effectiveness against currently available therapies.  Price controls or profit controls are in place in a number of member states.  In addition, cross-border imports from low-priced markets exert downwards competitive pressure on prices.

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

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the EU may be a source of instability in international markets, create currency fluctuations and pose additional risks to our business operations and financial condition.*

The United Kingdom’s withdrawal from the EU, or “Brexit”, has caused and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the EU and there is the potential that the United Kingdom and the EU may not agree to a post-Brexit trade deal arrangement before December 31, 2020 when the current transition period expires. During this period of negotiation and afterwards, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as political uncertainty. As the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following the transition period, it is expected that the United Kingdom’s regulatory regime will remain broadly aligned to European regulations. It remains to be seen exactly how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. However, given that EU law requires that EU marketing authorization holders are established in the EU and requires that certain activities are performed in the EU (or the European Economic Area), there may be requirements to adapt processes and procedures in order to ensure that the company remains in compliance with EU law, and under the current plans a separate marketing authorization will have to be obtained to market products in the United Kingdom.  In the longer term, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. In the short term, following the expiry of the transition period there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain.

Further, under current plans, orphan designation in the United Kingdom post Brexit is to be based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently orphan conditions in the United Kingdom will no longer be and that conditions that are not currently orphan conditions in the EU will be in the United Kingdom.

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

Upon receipt, the net proceeds from our initial public offering were held in cash, cash equivalents and marketable securities. Through September 30, 2020, we have used $38.3 million of the net proceeds from our initial public offering.  We are investing the remaining net proceeds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the remaining net proceeds from our initial public offering as described under “Use of Proceeds” in the final prospectus related to our initial public offering (Prospectus). We cannot predict with certainty all of the particular uses for the remaining net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the remaining net proceeds, and investors will be relying on our judgment regarding the application of the remaining net proceeds from our initial public offering.

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

10.1*

License Agreement, dated July 6, 2020, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38871), filed with the SEC on August 10, 2020).

10.2

Open Market Sale AgreementSM, dated August 10, 2020, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38871), filed with the SEC on August 10, 2020).

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

TURNING POINT THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Yi Larson
Yi Larson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)