Form 10-K
period 2020-12-31
Turning Point Therapeutics, Inc.
filed 2021-03-01
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,411.0 million as of June 30, 2020 (the last trading day of the Registrant’s most recently completed second quarter) based on the closing price of $64.59 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Registrant’s Common Stock outstanding as of February 23, 2021 was 48,979,903.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant's 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020.

i

ii

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our beliefs and opinions on the relevant subject and are based upon information available to us as of the date of this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on information that may be limited or incomplete, our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•our plans to research, develop and commercialize our drug candidates, including the timing of our clinical trials of repotrectinib, TPX-0022, and TPX-0046 and our investigational new drug (IND) submission and planned Phase 1/2 clinical trial for TPX-0131;

•the success, cost and timing of our product development activities and clinical trials, including whether the Phase 2 portion of TRIDENT-1 will support the approval of repotrectinib in ROS1+ advanced non-small-cell lung cancer (NSCLC) and NTRK+ advanced solid tumors;

•the impact of the COVID-19 pandemic on our business, operations and financial condition;

•our ability to obtain and maintain regulatory approval for repotrectinib or any of our other current or future drug candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug candidate;

•our expectations regarding the size of target patient populations for our drug candidates, if approved for commercial use, and any additional drug candidates we may develop;

•our ability to obtain funding for our operations;

•the commercialization of our drug candidates, if approved;

•our ability to attract collaborators with development, regulatory and commercialization expertise;

•our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our drug candidates;

•future agreements with third parties in connection with the commercialization of repotrectinib, or any of our other current or future drug candidates;

•the size and growth potential of the markets for our drug candidates, and our ability to serve those markets;

•the rate and degree of market acceptance of our drug candidates, as well as third-party payor coverage and reimbursement for our drug candidates;

•regulatory and legal developments in the United States and foreign countries;

•the performance of our third-party suppliers and manufacturers;

•the success of competing therapies that are or may become available;

•our ability to attract and retain key scientific or management personnel; and

•the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing.

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

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Risk Factors Summary

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.  You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report:

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

Item 1. Business.

Overview

We are a clinical-stage precision oncology biopharmaceutical company designing and developing next-generation therapies that target genetic drivers of cancer to improve the lives of patients. We have developed a macrocycle platform from which we designed our current pipeline of proprietary small, compact tyrosine kinase inhibitors (TKIs) with rigid   structures that have the potential to bind to their targets with greater precision and affinity than other kinase inhibitors. Our drug discovery approach integrates tumor biology with structure-based drug design and we believe the TKIs generated from our drug discovery platform have the potential to be best-in-class to address unmet needs in TKI naïve and resistance settings.

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI.  In addition, the FDA has granted orphan drug designation for the development of repotrectinib in patients with advanced NSCLC with adenocarcinoma histology; and three fast track designations for the treatment of (1) NTRK+ advanced solid tumor patients who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs, (2) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (3) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing and we plan to conduct the trial in approximately 120 sites in North America, Europe and the Asia-Pacific regions, with additional sites within China.  The trial is designed to enroll a total of approximately 320 patients. The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. Based on the breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI, and the preliminary data in the ROS1+ TKI-naïve NSCLC population (EXP-1) we reported in January 2021, we plan to discuss the next steps towards potential registration of repotrectinib in this patient population at a Type B meeting with the FDA in the second quarter of 2021. We anticipate that enrollment in EXP-1 across the Phase 1 and Phase 2 portions of the study will reach 50 patients in the second quarter of 2021. We also anticipate providing clinical data and enrollment updates for other cohorts in the study in the second half of 2021. In addition to the TRIDENT-1 study, we are also conducting a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors, and plan to initiate the first cohort of a multi arm clinical combination study of repotrectinib in KRAS mutant advanced solid tumors in mid-2021.

TPX-0022

Our Phase 1 SHIELD-1 clinical trial of our MET/SRC/CSF1R inhibitor, TPX-0022, is ongoing in patients with advanced solid tumors harboring genetic alterations in MET. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-finding portion followed by dose expansion in multiple cohorts of MET alterations and tumor types. We are currently evaluating multiple doses/schedules in the dose-finding portion of the study, with a goal of selecting the recommended Phase 2 dose in the second quarter of 2021.   Once the recommended Phase 2 dose is determined, we expect to initiate the Phase 1 dose expansion portion of the study. We plan to discuss the ongoing Phase 1 SHIELD-1 study with the FDA to potentially modify the study into a registrational Phase 1/2 design. We are targeting initiation of the Phase 2 portion of the study in the second half of 2021, pending FDA feedback. We anticipate reporting updated data from the dose finding portion of the SHIELD-1 study in the second half of 2021. In parallel, a combination study with TPX-0022 and an epidermal growth factor receptor (EGFR) targeted therapy in patients with EGFR mutant MET-amplified NSCLC is also planned for initiation in the second half of 2021.

TPX-0046

The Phase 1 dose-finding portion of our Phase 1/2 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose finding portion, and approximately 300 patients in the Phase 2 expansion portion at sites in North America, Europe and the Asia-Pacific regions. We are currently evaluating multiple doses/schedules in the dose-finding portion of the study.  We anticipate reporting preliminary data from approximately 15 to 20 initial patients in the dose finding portion of this study in the second quarter of 2021.

TPX-0131

Our fourth drug candidate, TPX-0131, is a next-generation preclinical ALK inhibitor.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation, L1196M gatekeeper mutation and G1202R/L1196M compound mutation.  Additionally, preclinical in vivo studies have shown that TPX-0131 has significant brain tissue penetration after repeat oral dosing supporting the potential to cross the blood-brain barrier. We plan to present additional preclinical data highlighting TPX-0131’s in vitro and in vivo profile at a medical conference in the second quarter of 2021. We plan to initiate the Phase 1/2 global study of TPX-0131 in TKI-pretreated patients with ALK+ advanced NSCLC, in the second quarter of 2021. The IND submission to the FDA is anticipated in the first quarter of 2021 and the Australian Ethics Committee has already approved the study design.

Discovery Platform

Our macrocycle platform is the foundation of our current drug candidate pipeline and we are applying novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients. We anticipate our internal and external exploration of oncology candidates will continue to include kinome targets and other oncogenic signaling proteins and pathways that address high unmet medical needs.

COVID-19 Pandemic

We have experienced disruptions to our business operations as a result of the COVID-19 pandemic. Due to the continued evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our ongoing business, operations and financial performance. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. While the majority of employees continue to work from home, we continue to evaluate and update this policy based on guidance from federal, state and local government authorities. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment we continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our clinical studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures, and direct-to-patient study drug shipping. In addition, we currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for our drug candidates through 2021. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, CROs, collaborators and other parties in order to seek to advance our drug candidate pipeline as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part I, Item IA of this Annual Report on Form 10-K for further discussion of risks related to the COVID-19 pandemic.

Our Strategy

Our strategy is to focus on the design, development and commercialization of novel targeted therapies to address unmet medical needs, with the potential to be best-in-class. Key elements of our strategy include:

•

Rapidly develop our lead drug candidate, repotrectinib, for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors, including those with central nervous system (CNS) disease or CNS metastases and seek global regulatory approvals.

•	Expand the market opportunity for repotrectinib by pursuing combination therapies.
•	Leverage our extensive expertise in structure-based drug design to expand our pipeline of targeted drug candidates and to develop our candidates as single agent therapies and/or in combinations.
•	Evaluate strategic opportunities to accelerate development timelines and enhance the commercial potential of our drug candidates.
•

Establish capabilities to effectively commercialize our drug candidates, including by building a targeted, specialty sales force in North America to support the commercialization of repotrectinib and our other drug candidates, if approved.

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

TKIs have become an important class of cancer therapies due to their ability to interrupt deregulated kinase signaling that leads to unchecked cell growth and tumor progression. Since 2001, the FDA has approved nearly 50 TKIs for the treatment of cancers. In 2019, TKIs represented approximately $25 billion in worldwide drug sales. Despite the success of this drug class, there remains a significant opportunity for a new generation of TKIs that address the shortcomings of current therapies. These shortcomings include the inability to achieve a response or limited durability of response caused by intrinsic or acquired resistance, and toxicities that limit dosage levels and duration of treatment. Many conventional kinase inhibitors are oversized, with bulky side groups and limited chemical structure diversity, and some are associated with safety issues such as QT prolongation (abnormal electrocardiography) and hepatotoxicity (liver damage). Further, the same class of kinase inhibitors often share many binding similarities and therefore often cannot be sequentially administered to effectively overcome common treatment resistant mutations.

Our Approach

Our macrocycle platform is the foundation of our current drug candidate pipeline and we are applying novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients. Our strategy in developing our current pipeline was to design small (low molecular weight), compact TKIs with rigid macrocyclic structures that bind inside the ATP pocket of the target kinase. By binding completely inside the ATP pocket, our TKIs can bind to solvent front mutated kinases that sterically exclude conventional TKIs. In addition to potentially addressing resistance that has developed from prior lines of TKI therapy, we believe our TKIs may also prevent or delay the emergence of new resistant mutations. Furthermore, unlike conventional, flat, two-dimensional kinase inhibitor structures, we believe a rigid structure enables our TKIs to target the selected kinases in a highly potent, precise and efficient manner, which provides a base for a favorable kinase selectivity profile. Our approach to the discovery of potentially new and differentiated drug candidates is to use a methodology anchored by our structure-based drug design expertise, coupled with a disciplined chemistry approach and enabling biology. Our strategy is to study our current and future potential pipeline candidates as both single agents and in combinations that are supported by strong biologic rationale for synergy between the combined agents, while focusing on key areas of unmet medical need.

As a precision oncology company, we seek to identify actionable targets from the molecular profiling of tumors and develop drug candidates with the potential to become best-in-class targeted therapies. Under this approach, well-documented or novel genomic alterations may be targeted to more precisely treat a range of solid tumors, including multiple variations of non-small cell lung cancer. Precision medicine is supported by advances in molecular diagnostic testing and next generation sequencing, which have enhanced the ability of physicians to identify patients who are more likely to benefit from targeted therapies. In addition, molecular targets have been shown to develop resistance over time, creating an opportunity for the development of new therapeutic options to evolve treatment paradigms.

Our Pipeline

We are leveraging our macrocycle platform and applying our expertise in structure-based drug design to develop a pipeline of highly potent proprietary TKI drug candidates that are differentiated from existing kinase inhibitors and that we believe have the potential to be best-in-class. We currently have worldwide development and commercialization rights to all of our drug candidates, other than the rights licensed to Zai for repotrectinib and TPX-0022 in Mainland China, Hong Kong, Macau and Taiwan.  The following chart summarizes our product pipeline.

Biomarker Frequency and Estimated Epidemiology

The table below reflects the estimated biomarker frequency of the mutations targeted across the indications related to our current pipeline and the corresponding estimated number of patients in the United States, United Kingdom, France, Germany, Spain and Italy (EU5); and Japan and China.

	Repotrectinib		TPX-0022			TPX-0046			TPX-0131
	Advanced NSCLC	Advanced Solid Tumors	Advanced NSCLC	EGFR Mutant TKI-Resistant Advanced NSCLC	Advanced Gastric Cancer	Advanced NSCLC	Advanced Medullary Thyroid Cancer	Advanced Papillary Thyroid Cancer	Advanced NSCLC
U.S. Patients	140,000	710,000	140,000	20,000	15,000	140,000	700	13,000	140,000
EU5 Patients	140,000	755,000	140,000	20,000	30,000	140,000	500	10,000	140,000
Japan and China Patients	540,000	2,045,000	540,000	215,000	340,000	540,000	2,700	54,000	540,000
Biomarker Frequency	2% (ROS1) 33% (KRAS)	0.3% (NTRK)	3-4% (MET Exon 14) 1-2% (MET Amplified)	15-20% (MET Amplified)	3-5% (MET Amplified)	1-2% (RET)	70% (RET)	10-20% (RET)	3-5% (ALK)

Epidemiology data are based on projected new cancer cases in the applicable advanced solid tumors from the National Cancer Institute’s SEER database and GLOBOCAN 2018 (accessed 2020), and estimates from the American Cancer Society of the incidence of NSCLC in lung cancer cases.  Biomarker frequency based on published literature.

Repotrectinib

We are developing our lead drug candidate, repotrectinib, an orally administered TKI, for the treatment of both TKI-naïve and TKI-pretreated patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. Repotrectinib is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. The FDA has granted repotrectinib breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI. In addition, the FDA has granted orphan drug designation for the development of repotrectinib in patients with advanced NSCLC with adenocarcinoma histology; and three fast track designations for the treatment of (1) NTRK+ advanced solid tumor patients who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs, (2) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (3) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI. We currently have worldwide development and commercialization rights for repotrectinib, other than the rights licensed to Zai in Mainland China, Hong Kong, Macau and Taiwan.

The multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing and we plan to conduct the Phase 2 portion of the trial in approximately 120 sites in North America, Europe and the Asia-Pacific regions, with additional sites within China. The trial is designed to enroll a total of approximately 320 patients.

There are currently two approved TKIs for each of the patient populations targeted by repotrectinib. Xalkori (crizotinib) and Rozlytrek (entrectinib) are approved for patients with metastatic ROS1+ NSCLC, and Vitrakvi (larotrectinib) and Rozlytrek (entrectinib) have received accelerated approval for patients with metastatic solid tumors that have an NTRK gene fusion (NTRK+ advanced solid tumors) without a known acquired resistant mutation.  Existing TKIs can show susceptibility to acquired mutations, and toxicities that can limit duration of treatment. In addition, crizotinib has limited activity within the CNS. There continues to be a high unmet medical need to develop novel therapies that can overcome intrinsic and acquired resistance, treat brain metastases, and prolong duration of response, with a more tolerable overall safety profile.

Repotrectinib is a small (low molecular weight), macrocyclic TKI of ROS1, TRK, and ALK. Repotrectinib was designed to efficiently bind with the active kinase conformation and avoid steric interference from a variety of clinically resistant mutations, especially the solvent front and gatekeeper mutations of the ROS1 and TRK kinases. Repotrectinib has a rigid structure and is smaller than currently approved ROS1, TRK and ALK inhibitors. The rigid structure enables repotrectinib to precisely and efficiently bind to its oncogenic targets with a desirable selectivity profile. We believe the inhibition of JAK2, SRC and FAK may lead to a longer duration of response for patients treated with repotrectinib.

TRIDENT-1 Phase 1/2 Trial

The Phase 1, dose escalation portion of TRIDENT-1, included three parts: Phase 1a (completed, n=44); Phase 1b (completed, n=28); and Phase 1c (completed, n=21). In June 2019, we initiated the Phase 2 registrational portion of TRIDENT-1, a single-arm clinical trial in approximately 320 total patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. The primary objective of the Phase 1 portion of TRIDENT-1 was to determine the maximum tolerated dose (MTD), and a recommended Phase 2 dose of repotrectinib. The safety endpoints of the Phase 1 portion included evaluating the DLTs and adverse events. The secondary endpoint of the Phase 1 portion was confirmed objective response rate (ORR) by blinded independent radiology review (BICR), using RECIST v1.1.

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

Preliminary Clinical Data From TRIDENT-1

Phase 1 Data Reported in September 2019

In September 2019, we reported preliminary safety, tolerability and efficacy data with repotrectinib in patients with ROS1+ advanced NSCLC, utilizing the July 22, 2019 data cutoff, with a median follow-up of 20.1 months (range: 5.3 to 24.9+). As of the July 22, 2019 data cut-off, a total of 93 patients had been dosed, 23 patients were still on treatment, and the MTD had not been reached. Of the 93 patients, 40 of 52 with ROS1+ advanced NSCLC and five of 10 with NTRK+ advanced solid tumors were evaluable by BICR. All patients received at least one dose of repotrectinib across nine dose cohorts ranging from 40 mg QD to 200 mg BID.

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

•	TKI-naïve ROS1+ advanced NSCLC evaluable population (n=11):

o

confirmed ORR by BICR of 91% (10/11) (95% CI: 59–100) with a median duration of response (DOR) of 23.1 months (95% CI: 5.6–NR) (based on Kaplan-Meier estimation). The probability of patients with a DOR ≥ 9 months, ≥ 12 months and ≥ 18 months was 78%, 65%, and 65%, respectively.

Also, repotrectinib showed a median progression-free survival (PFS) of 24.6 months (95% CI: 7.2–NR). The clinical benefit rate (CBR), including those who achieved stable disease for at least two cycles or a confirmed partial or complete response, was 100% (11/11) (95% CI, 72 to 100).

o

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

•	TKI-pretreated ROS1+ advanced NSCLC evaluable population (n=29, which includes patients with up to three prior TKIs):

o

In ROS1+ advanced NSCLC patients treated with one prior TKI, the confirmed ORR was 39% (7/18) (95% CI, 17 to 64). At our Phase 2 dose of 160 mg QD or above, 55% (6/11) of patients previously treated with one prior ROS1 TKI achieved a confirmed PR. Additionally, 57% (4/7) of patients previously treated with one prior platinum-based chemotherapy regimen and one prior ROS1 TKI at our Phase 2 dose of 160 mg QD or above achieved a confirmed PR.

o	Of the seven patients treated with two prior TKIs, two (29%) (95% CI, 4 to 71) achieved a confirmed PR.

o

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

o

Four out of five TKI-pretreated patients with measurable CNS disease at baseline were treated with one prior TKI and the confirmed IC-ORR in these patients was 75% (3/4) (95% CI, 19 to 99), with 80% (4/5) of patients treated with any number of prior TKIs showing tumor regressions.

•

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

•

Repotrectinib was generally well tolerated. The most frequent TEAEs were Grade 1 or 2. The TEAEs reported in >25% of patients were dizziness (58%), dysgeusia (48%), anemia (30%), fatigue (30%), constipation (30%), dyspnea (29%), and paresthesia (29%). There were few Grade 3 treatment-related AEs (anemia (n=3); dizziness (n=3); and dyspnea, hypophosphatemia, hypoxia, lymphopenia, pleural effusion, syncope and weight increase (all n=1)), and no Grade 4 treatment-related AEs or cases of dizziness leading to treatment discontinuation.

Interim Phase 2 Data and Updated Phase 1 Data, Reported in August 2020

On August 19, 2020, we reported early interim data from the Phase 2 portion of TRIDENT-1, utilizing a July 10, 2020 data cutoff, in the first 39 treated patients who had at least one post-baseline scan as of the data cutoff date. Responses were confirmed with a subsequent scan at least 28 days later per RECIST v1.1 and were determined by physician assessment. Patients were enrolled across six countries. Across all cohorts reported, median follow-up was 3.6 months (range:  0.4 – 7.4+), and median duration of treatment was 3.7 months (range:  0.7-8.2+).

o

In the ROS1-positive TKI-naïve NSCLC population (EXP-1:  n=7), six patients achieved a confirmed response for an ORR of 86%. The duration of response ranged from 0.9+ to 2.0+ months and all patients who achieved a response remained in a response at the time of the data cutoff.

o

In the ROS1+ NSCLC population pretreated with one prior TKI with prior chemotherapy (EXP-2: n=5), two patients achieved a confirmed response for an ORR of 40%, including our first confirmed complete response, or cCR, in a patient with a documented G2032R solvent front mutation after prior treatment with entrectinib. The durations of response were 4.5 and 5.6+ months at the time of the data cutoff.

o

In the ROS1+NSCLC population pretreated with one prior TKI without prior chemotherapy (EXP-4: n=6), four patients achieved a confirmed response for an ORR of 67%. The duration of response ranged from 1.0+ to 5.7+ months with all four patients remaining in a response at the time of the data cutoff.

o

In the ROS1+NSCLC population pretreated with two prior TKIs without prior chemotherapy (patients enrolled under the initial protocol and analyzed for efficacy in a separate cohort, EXP-Other: n=5) two patients achieved a confirmed response for an ORR of 40%. Both patients remained in a response with a duration of 1.9+ months at the time of the data cutoff. No objective responses were observed within the ROS1+ NSCLC population pretreated with two prior TKIs with prior chemotherapy, a heavily pretreated fourth-line patient population (EXP-3: n=10), yet five patients achieved stable disease.

o

In the NTRK+ TKI-pretreated patients with advanced solid tumors (EXP-6: n=6), three patients achieved a confirmed response for an ORR of 50%. The duration of response ranged from 1.7+ to 3.6+ months with all three patients remaining in a response at the time of the data cutoff.

o	Data pooled from the Phase 1 (patients dosed at or above the Phase 2 dose) and Phase 2 portions of the TRIDENT-1 study are summarized in the table below.

TRIDENT-1 Study of Repotrectinib (Phase 2 Cohorts)	Phase 1 + 2 TRIDENT-1 Data Combined (Phase 1 patients dosed at or above the Phase 2 dose)
	ORR	95% CI
ROS1+ TKI-Naïve (EXP-1)	86% (12/14)	(57-98)
ROS1+ TKI-Pretreated 1-prior TKI, with prior platinum-based chemotherapy (EXP-2) ROS1+ TKI-Pretreated 1-prior TKI without prior platinum-based chemotherapy (EXP-4)	50% (6/12) 67% (6/9)	(21-79) (30-93)
ROS1 TKI-Pretreated 2-prior TKIs, without prior platinum-based chemotherapy [1] (EXP-Other)	33% (2/6)	(4-78)
NTRK TKI-Pretreated (EXP-6)	43% (3/7)	(10-82)

1 Represents the modified EXP-3 cohort of patients previously treated with 2 prior TKIs without prior chemotherapy.

o

Repotrectinib was generally well tolerated. The majority of TEAEs were Grade 1 or 2. The TEAEs (of any Grade) found in greater than 25 percent of patients were dizziness (62%), fatigue (39%), constipation (33%), dysgeusia (33%), and dyspnea (28%). There were no cases of dizziness leading to treatment discontinuation. The majority of treatment related adverse events (TRAEs) were Grade 1 or 2. There were no Grade 4 or Grade 5 TRAEs.

Data Presented at the International Association for the Study of Lung Cancer 2020 World Conference on Lung Cancer

On January 29, 2021, we reported updated preliminary interim efficacy data from the Phase 2 portion of TRIDENT-1, utilizing a December 31, 2020 data cutoff, in 15 ROS1+ TKI-naïve NSCLC patients, who had at least 2 post-baseline scans evaluated by physician assessment, pooled with 7 patients from the Phase 1 portion of the study dosed at or above the Phase 2 dose. The interim safety update included a total of 185 patients from the Phase 1 and Phase 2 portions of the study utilizing an October 30, 2020 cutoff date.

As of January 29, 2021, there were approximately 40 ROS1+ TKI-naïve NSCLC patients enrolled in the Phase 1 and Phase 2 portions of the TRIDENT-1 study, who were dosed at or above the Phase 2 dose. As of the December 31, 2020 cutoff date:

o

14 of 15 patients treated in the Phase 2 portion of TRIDENT-1 achieved a confirmed ORR of 93% (95% CI: 68-100).  At the time of the data cutoff, the one non-responder remained on treatment, and in stable disease with a 13% tumor reduction. In addition, one of the 14 patients in a partial response at the time of the data cutoff date has since achieved a confirmed complete response.

o

Duration of response ranged from 1.25+ to 7.4+ months, and the duration of treatment ranged from 3.7+ to 10.9+ months with 14 of the 15 patients remaining on treatment. As of the data cutoff date, one additional patient (not included in the confirmed ORR calculation) had an unconfirmed partial response and was on treatment awaiting a confirmatory scan.

o

20 of 22 patients pooled from Phase 1 and Phase 2 achieved a confirmed ORR of 91% (95% CI: 71-99). In the 7 patients from the Phase 1 portion dosed at or above the Phase 2 dose, duration of treatment ranged from 10.9 to 37.3 months with a median of 30.9 months, with 4 patients receiving treatment for longer than 30 months. 2 of the 7 patients remained on treatment as of the data cutoff.

Patients Treated at RP2D
PR
PD
Ongoing
Phase 1
0
5
10
15
20
25
30
35
40
Months

Phase 1 and Phase 2 Interim Safety Data as of October 30, 2020

o	In 185 patients treated in the Phase 1 and Phase 2 portions of the TRIDENT-1 study, repotrectinib was generally well tolerated with most TRAEs reported as Grade 1 or 2.

o

As shown in the table below, TEAEs found in greater than 15 percent of patients were dizziness (58%), dysgeusia (43%), constipation (32%), dyspnea (31%), fatigue (27%), paresthesia (25%), anemia (22%), nausea (20%) and muscular weakness (16%).

o

There were 4 cases of Grade 3 dizziness (2%); and no cases of dizziness have led to treatment discontinuation. Dose modifications due to TEAEs were infrequent, including 18% that led to dose reduction and 9% that led to drug discontinuation.

o	There were no Grade 4 or Grade 5 TRAEs.

Adverse event, n (%)	All treated patients (N=185)
	TEAEs (≥15% of patients)			TRAEs
	All grades	Grade 3	Grade 4	Grade 3	Grade 4
Dizziness	108 (58.4)	4 (2.2)	–	4 (2.2)	–
Dysgeusia	80 (43.2)	–	–	–	–
Constipation	60 (32.4)	–	–	–	–
Dyspnea	58 (31.4)	13 (7.0)	3 (1.6)	1 (0.5)	–
Fatigue	50 (27.0)	3 (1.6)	–	–	–
Paresthesia	47 (25.4)	–	–	–	–
Anemia	41 (22.2)	15 (8.1)	–	6 (3.2)	–
Nausea	37 (20.0)	2 (1.1)	–	–	–
Muscular weakness	30 (16.2)	3 (1.6)	–	1 (0.5)	–

Repotrectinib Clinical Development Plan

The ongoing Phase 2 portion of TRIDENT-1 is our single-arm clinical trial in approximately 320 total patients to support the registration of repotrectinib in patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. The trial is evaluating repotrectinib as a single agent at the recommended Phase 2 dose and is enrolling patients across six patient expansion cohorts with ROS1+ advanced NSCLC (EXP-1, EXP-2, EXP-3 and EXP-4), and NTRK+ advanced solid tumors (EXP-5 and EXP-6). The trial design for the Phase 2 portion of TRIDENT-1 is illustrated in the following figure.

All patients in the Phase 2 portion of TRIDENT-1 receive repotrectinib orally at a starting dose of 160 mg QD for the first 14 days of treatment, after which the dose may be increased to 160 mg BID based on patient tolerability, for 28 consecutive days in repeated four-week cycles. The primary objective is to determine the confirmed ORR based on BICR as assessed by RECIST v1.1. Patients are evaluated by either CT or MRI every two cycles and responses will be confirmed approximately four weeks after initial response determination. A CT or MRI scan will be performed at the end of treatment. Patients are able to continue treatment after documented disease progression, provided the patient is deriving clinical benefit. Patients discontinuing study treatment will enter the survival follow-up period and remain on trial until death, loss of follow-up, or withdrawal of consent, whichever occurs first. The key secondary objectives of the trial include intracranial tumor response and duration of response. In December 2018, we completed an End of Phase 1 Meeting with the FDA during which we received feedback on TRIDENT-1 and guidance on the design of the Phase 2 portion:

•

EXP-1. The current single-arm design could support either accelerated or standard approval. A minimum duration of follow up of at least 12 months from the onset of response for all responding patients would be required to support standard approval.

•	EXP-2 and EXP-3. The current single-arm design could support accelerated approval in the context of available therapy at the time of submission.
•	EXP-4. This cohort has been revised since the End of Phase 1 Meeting with the FDA.
•

EXP-5 and EXP-6. The current single-arm design could support approval with a minimum of five distinct tumor types evaluated. A minimum duration of follow up of at least 12 months from the onset of response for all responding patients would be required.

•	Potential approval by the FDA will be based on the totality of the evidence related to ORR and duration of response, as well as overall risk-benefit assessment in the context of available therapy.

In August 2020, we reported additional feedback received from the FDA, and modifications we have since made to the TRIDENT-1 study design, that may provide a faster path to potential approval for repotrectinib. The FDA reiterated, among other points, that the adequacy of the data to support approval will depend upon the observed ORR and the duration of response assessed in the context of available therapy in a risk-benefit analysis during new drug application (NDA) review. Study design modifications and FDA feedback include the following:

•	Phase 2 cohort sample sizes to support potential approval may include Phase 1 patients treated at the recommended Phase 2 dose.

•

In the EXP-2 Cohort (ROS1 TKI-Pretreated with one prior TKI and one platinum-based regimen), the sample size is decreased from previous target of 100 patients to 60 total patients with one formal interim analysis after approximately 30 patients. A minimum duration of follow up of 6 months from the last response may be sufficient to support approval.

•

In the EXP-4 Cohort (ROS1 TKI-Pretreated with one prior TKI and no prior chemotherapy), the sample size is increased to a target of 60 patients with one formal interim analysis after approximately 30 patients. Previously, EXP-4 was an exploratory cohort in this patient population. A minimum duration of follow up of 6 months from the last response may be sufficient to support approval.

•	In the EXP-5 and EXP-6 Cohorts (TRK TKI-Naïve and TKI-Pretreated), a minimum of 9 months and 6 months of follow up, respectively, from the last response may be sufficient to support approval.

Based on the breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI, and the preliminary data in EXP-1 we reported in January 2021, we plan to discuss the next steps towards potential registration of repotrectinib in this patient population at a Type B meeting with the FDA in the second quarter of 2021. We also anticipate providing clinical data and enrollment updates for other cohorts in the study in the second half of 2021.

Companion Diagnostic

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

Pediatric Strategy

Beyond TRIDENT-1, we are conducting an open-label Phase 1/2 single arm, multi-center, dose-escalation, safety and pharmacokinetics clinical trial of repotrectinib in pediatric and young adult patients with ALK+, ROS1+, or NTRK+ advanced solid tumors. The Phase 1 portion of this trial is a dose finding study in patients aged <12 years old. The Phase 2 portion is designed to enroll patients into 3 separate cohorts based on the identified oncogenic driver and prior treatment, (1) NTRK+ TKI-naïve, (2) NTRK+ TKI-pretreated and (3) Other NTRK, ALK, ROS1 genetic alterations not otherwise specified.

Combination Strategy

We believe our preliminary safety data and antitumor activity from TRIDENT-1 support pursuing combination therapies for repotrectinib. Preclinical studies have shown that repotrectinib inhibits JAK2, SRC, and FAK, which leads to modulation of Signal Transducer and Activator of Transcription 3 (STAT3) signaling, one of the major signaling pathways for both intrinsic and acquired treatment resistance. The combination of repotrectinib with a KRAS G12C inhibitor showed preclinical synergy inhibiting KRAS G12C tumor cell proliferation, suppressing receptor tyrosine kinase upregulation and reducing KRAS G12C tumor cell cytokine release. The combination of repotrectinib with a KRAS G12C inhibitor in vivo showed significantly increased survival in a lung model (H2122, G12C) relative to each agent given alone. The combination of repotrectinib with a MEK inhibitor showed preclinical synergy in mutant KRAS NSCLC, colorectal cancer and pancreatic cancer cell lines as well as demonstrating enhanced activity in vivo. These results suggest that the combination of repotrectinib with a MEK inhibitor can repress the mutant KRAS signaling network to achieve more potent and durable anti-tumor activity. Based on our preclinical studies of repotrectinib in combination with investigational and approved agents targeting KRAS-driven solid tumors we plan to initiate a multi-arm Phase 2 combination study in mid-2021 evaluating repotrectinib in combination with other agent(s) in patients with KRAS-mutant advanced solid tumors. The planned trial is a Phase 1b/2 multi-center, open-label study to evaluate the safety, tolerability, pharmacokinetics, and efficacy of repotrectinib in combination with anticancer therapies in multiple cohorts, for the treatment of subjects with advanced KRAS-mutant solid tumors. Each cohort is designed to consist of a Phase 1b dose finding portion and a Phase 2 dose expansion portion. We plan to present additional preclinical data highlighting repotrectinib’s combination potential in KRAS-mutant disease at a medical conference in the second quarter of 2021.

TPX-0022—A Novel MET/SRC/CSF1R Inhibitor

Background

We are developing TPX-0022, our MET/SRC/CSF1R orally administered TKI, for the treatment of both TKI-naïve and TKI-pretreated patients with advanced solid tumors harboring genetic alterations in MET. Our ongoing Phase 1 SHIELD-1 clinical trial of TPX-0022 is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022. We currently have worldwide development and commercialization rights for TPX-0022, other than the rights licensed to Zai in Mainland China, Hong Kong, Macau and Taiwan.

MET-alterations are well documented in multiple solid tumors, notably NSCLC and gastrointestinal cancers such as gastric and colorectal. Three to 4% of NSCLC are estimated to be driven by MET exon 14 skipping mutations, and up to 6% are estimated to be driven by MET amplification. It is also estimated that approximately 15-20% of patients with EGFR driven NSCLC will develop resistance due to MET amplification following treatment with an EGFR TKI. In addition, 3-5% of gastric cancers are estimated to be driven by MET amplification. There are currently two FDA approved MET TKIs, Tabrecta (capmatinib) and Tepmetko (tepotinib), for NSCLC patients with MET exon 14 skipping mutations. There continues to be a high unmet medical need to develop novel therapies for MET driven disease that can prolong duration of response for MET exon 14 skipping NSCLC with a more tolerable overall safety profile, and for MET amplification in NSCLC and other tumor types where there are no approved therapies.

TPX-0022 is a multi-targeted orally bioavailable Type I TKI with a novel macrocyclic structure that potently inhibits MET, SRC and CSF1R, in preclinical assays. MET is a receptor tyrosine kinase. Hepatocyte growth factor (HGF) is the high-affinity natural ligand of MET. MET alterations, including point mutations, amplifications, fusions, exon 14 skipping, and the generation of HGF-MET autocrine loops have been reported in many cancers.

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

Preclinical data demonstrates that TPX-0022 can reprogram tumor associated macrophages as well as support antigen presentation and activation of T cells within the tumor microenvironment (TME). This unique profile engaging autocrine signaling pathways is expected to more effectively suppress CSF1R/MET mediated signaling in tumor cells and the stroma which can contribute to tumor invasiveness and metastasis. We plan to present additional preclinical data highlighting TPX-0022’s effects on the tumor microenvironment at a medical meeting in the second quarter of 2021.

SHIELD-1 Phase 1 Trial

TPX-0022 is currently being evaluated in an ongoing Phase 1 study called SHIELD-1 for the treatment of patients with advanced solid tumors harboring genetic alterations in MET, which was initiated in July 2019. MET genetic alterations –exon 14 skipping, amplification, fusion or oncogenic kinase domain mutations -- are assessed by local testing. The dose finding portion of the study employs a 3+3 design with plans to move to dose expansion in multiple cohorts once the recommended Phase 2 dose (RP2D) is achieved. Responses are evaluated by RECIST v1.1. The primary objectives of the study are to evaluate safety and tolerability of TPX-0022 and to determine the maximum tolerated dose and RP2D. Upon determination of the recommended Phase 2 dose, the study would then evaluate multiple dose expansion cohorts for a targeted enrollment of approximately 180 patients.

Preliminary Clinical Data From SHIELD-1

In October 2020, we reported early interim data from the dose finding portion of SHIELD-1, utilizing an October 15, 2020 data cutoff date. As of the data cutoff date, a total of 22 patients with MET-altered tumors were enrolled in the study, of which 21 had been treated with TPX-0022 at dose levels from 20 mg QD to 120 mg QD. Patients were selected for MET alterations by local testing, including exon 14 skipping, MET amplification, fusion or oncogenic kinase domain mutations. Patients had a median of three prior lines of therapy (range from 1 to 6) with the majority of patients having received multiple rounds of prior combination chemotherapy. All patients received at least one prior line of chemotherapy and/or immunotherapy.

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

TPX-0022 Clinical Development Plan

The Phase 1 SHIELD-1 study of TPX-0022 is ongoing. We are currently evaluating multiple doses/schedules to optimize pharmacokinetics, safety, and efficacy profile to determine a recommended Phase 2 dose with the goal of selecting the recommended Phase 2 dose in the second quarter of 2021. Upon determination of the recommended Phase 2 dose, the study would then evaluate multiple dose expansion cohorts for a targeted enrollment of approximately 180 patients. We plan to discuss the ongoing Phase 1 SHIELD-1 study with the FDA to potentially modify the trial into a registrational Phase 1/2 design, with the goal of initiating the Phase 2 portion in the second half of 2021, pending FDA feedback. We anticipate reporting updated data from the dose finding portion of the SHIELD-1 study in the second half of 2021. In parallel, based on the SHIELD-1 study initial findings, a Phase 1b/2 combination study with TPX-0022 and an EGFR targeted therapy in patients with EGFR mutated MET-amplified NSCLC is also planned for initiation in the second half of 2021.

TPX-0046—A Novel RET Inhibitor

TPX-0046 is a multi-targeted orally bioavailable, Type I TKI with a novel macrocyclic structure that is being developed as a RET kinase inhibitor. The Phase 1 portion of our Phase 1/2 clinical trial of TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients We currently have worldwide development and commercialization rights for TPX-0046.

RET is a receptor tyrosine kinase (RTK). Constitutive activation of RET through gain-of-function mutations, amplifications and fusions have been found in multiple tumor types, including lung cancer, thyroid cancer and colon cancer. To date, two approved RET inhibitors, GAVRETO (pralsetinib) and RETEVMO (selpercatinib), are marketed for patients with RET-positive NSCLC and thyroid cancer. In addition, multi-targeted TKIs that inhibit RET have been approved by the FDA in thyroid cancer. We evaluated the antiproliferation activities of TPX-0046, pralsetinib and selpercatinib in Ba/F3 cells expressing KIF5B-RET, KIF5B-RET V804M, KIF5B-RET Y806N, KIF5B-RET G810S or KIF5B-RET G810R. The results against the same cell lines by TPX-0046 may vary slightly among different experiments within acceptable experimental variations. Consistent with the RET enzymatic data, TPX-0046 generally showed comparable or stronger potency as compared to pralsetinib and selpercatinib in the Ba/F3 KIF5B-RET cell proliferation assay against wildtype RET and many mutated RETs, and less potency against the gatekeeper mutation RET V804M. A recent published study reported that RET G810 solvent front mutations represent the first described recurrent mechanism of resistance to selective RET inhibition with selpercatinib in the clinic. TPX-0046 is shown to be the most potent compound in Ba/F3 KIF5B-RET G810/R/S cell proliferation assays, whereas pralsetinib and selpercatinib are shown to have minimal activity against the solvent front mutation RET G810R. The results are summarized below.

	Cell Proliferation IC50 (nM)
Inhibitor	Ba/F3 KIF5B-RET WT	Ba/F3 KIF5B-RET G810R (Solvent front mutation)	Ba/F3 KIF5B-RET G810S (Solvent front mutation)	Ba/F3 KIF5B-RET Y806N (Hinge mutation)	Ba/F3 KIF5B-RET V804M (Gatekeeper mutation)
TPX-0046	0.4	16.9	0.4	10.6	533
Pralsetinib	0.2	568	72.9	16.3	23.4
Selpercatinib	0.7	749	6.9	27.9	1.1

Data for pralsetinib and selpercatinib based on evaluation of each corresponding proxy chemical compound purchased from commercial sources rather than from the pharmaceutical companies developing the respective kinase inhibitor. IC50 values for WT, G810R and V804M are from at least 3 independent experiments.  The IC50 values for G810S and Y806N are from 1 to 2 independent experiments and include at least three independent replicates.

As demonstrated by both the enzyme-based and the cell-based assay data above, TPX-0046 has shown strong potency against wildtype and many mutated RETs, although TPX-0046 is not as potent against RET gatekeeper mutations when compared to wildtype and the solvent front mutation G810R.

To further support the activity of TPX-0046 against the solvent front mutation G810R, we evaluated TPX-0046 and selpercatinib and pralsetinib in a Ba/F3 KIF5B-RET G810R cell-derived tumor model. Consistent with the in vitro cellular and enzymatic data, TPX-0046 has strong activity against the G810R mutation with complete tumor regression in 9 out of 10 mice when dosed at 10 mg/kg twice a day while pralsetinib and selpercatinib had minimal tumor growth inhibition at the same dose level by percent of tumor growth inhibition.

TPX-0046 Clinical Development Plan

The Phase 1 dose finding portion of the Phase 1/2 study of TPX-0046 is ongoing. Under the study design, upon determination of the recommended Phase 2 dose, the study would then evaluate multiple dose expansion cohorts for a targeted enrollment of approximately 300 patients. We plan to report early initial data from the Phase 1 dose finding portion of the study in the second quarter of 2021, which will focus primarily on safety and any early signals of efficacy and we anticipate will include approximately 15 to 20 patients across multiple doses.

TPX-0131 – A Next-Generation ALK Inhibitor

We are developing TPX-0131, our orally administered ALK inhibitor, for the treatment of patients with advanced solid tumors harboring ALK gene fusions. TPX-0131 has demonstrated preclinical potency against wild type ALK fusion proteins as well as a broad spectrum of acquired resistance mutations, especially compound mutations which currently lack any effective ALK inhibitor therapy. Preclinical in vivo studies have shown that TPX-0131 has significant brain tissue penetration after repeat oral dosing achieving brain tissue concentrations over 60% of the plasma concentration supporting the potential to cross the blood-brain barrier. We plan to present additional preclinical data highlighting TPX-0131’s in vitro and in vivo profile at a medical conference in the second quarter of 2021. We plan to initiate the Phase 1/2 global study of TPX-0131 in ALK+ advanced NSCLC in the second quarter of 2021. The IND submission to the FDA is anticipated in the first quarter of 2021 and the Australian Ethics Committee has already approved the study design. Our trial is designed to evaluate the safety, tolerability, and pharmacokinetics of TPX-0131, determine a recommended Phase 2 dose and assess preliminary clinical activity in TKI-pretreated patients. After determination of the recommended Phase 2 dose in the dose finding portion of the study, TPX-0131 would be evaluated in multiple dose expansion cohorts for a targeted enrollment of approximately 180 patients. We currently have worldwide development and commercialization rights for TPX-0131.

Clinically significant ALK gene fusions are oncogenic drivers and have been found in a number of human cancers, especially in NSCLC. Approximately 3-5% of NSCLC tumors harbor oncogenic ALK fusions. Currently, there are five FDA approved ALK inhibitors available for the treatment of ALK+ NSCLC. Sequential therapy with a next-generation selective ALK inhibitor with increased potency and effectiveness against ALK resistance mutations is a key strategy for treating ALK+ NSCLC patients. The most common solvent front mutation ALK G1202R confers resistance to the current approved ALK inhibitors with one study showing the prevalence of this specific solvent front mutation in approximately 40% of patients treated with a prior ALK inhibitor who developed a resistant mutation. Lorlatinib is the only approved ALK inhibitor that has demonstrated clinical efficacy in ALK+ NSCLC patients who developed the ALK G1202R mutation from a prior ALK TKI. More recently, compound mutations have been reported in patients after treatment with two or three ALK TKIs. One such example is the compound mutation ALK G1202R/L1196M, which confers resistance to currently approved therapies, including lorlatinib.

TPX-0131 is a next-generation ALK inhibitor drug candidate designed with a compact macrocyclic structure, and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.

TPX-0131 showed comparable or stronger potency against wildtype ALK and many mutated forms of ALK in Ba/F3 cell proliferation assays against other ALK inhibitors as summarized below. TPX-0131 was 11 – 550-fold more potent toward the gatekeeper mutation (L1196M) in cell proliferation assays than previous generations of ALK inhibitors. In preclinical in vivo rat brain distribution studies, TPX-0131 demonstrated significant brain penetration after oral dosing. We believe access to the CNS compartment will be important in treating brain metastases.

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

Discovery Platform

Our macrocycle platform is the foundation of our current drug candidate pipeline and we are applying novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary targeted agents that we believe will have the potential to address important unmet medical needs for patients. We anticipate our internal and external exploration of oncology candidates will continue to include kinome targets and other oncogenic signaling proteins and pathways that address high unmet medical needs.

Collaborations and License Agreements

Zai - repotrectinib

In July 2020, we entered into a license agreement with Zai (the Zai Repotrectinib Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize products containing repotrectinib (Repotrectinib Products) in Mainland China, Hong Kong, Macau and Taiwan, also collectively referred to as Greater China or the Zai Territory.  We retain exclusive rights to, among other things, develop, manufacture and commercialize the Repotrectinib Products outside the Zai Territory. Pursuant to the terms of the Zai Repotrectinib Agreement, we received an upfront cash payment of $25.0 million and will be eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai Repotrectinib Agreement, Zai is obligated to pay us tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Repotrectinib Products in the Zai Territory, subject to adjustments in specified circumstances.

Pursuant to the terms of the Zai Repotrectinib Agreement, Zai will be responsible for conducting the development and commercialization activities in the Zai Territory related to the Repotrectinib Products at Zai’s own expense, subject to limited exceptions pursuant to which we may be responsible for the cost. Zai will participate in global clinical studies of the Repotrectinib Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai Repotrectinib Agreement and Zai may, at Zai’s election, participate in future global clinical studies of the Repotrectinib Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

Subject to specified exceptions, during the term of the Zai Repotrectinib Agreement, Zai has agreed that neither it nor its affiliates, its licensees and its sublicensees will conduct any development, manufacturing and commercialization activities with specified products that would compete with the Repotrectinib Products in or outside the Zai Territory and we have agreed that neither we nor our affiliates, licensees and sublicensees of Repotrectinib Products will conduct any development, manufacturing and commercialization activities with such competing products in the Zai Territory, other than manufacturing activities in support of activities outside the Zai Territory. Under the terms of the Zai Repotrectinib Agreement, if we are acquired in a change of control transaction, our acquirer will have a first right to negotiate with Zai the right to co-commercialize the Repotrectinib Products in the Zai Territory.

Under the terms of the Zai Repotrectinib Agreement, Zai has a first right to negotiate a license in the Zai Territory to up to two additional drug candidates in our pipeline, if we seek to license the right to commercialize any such drug candidate in a territory that primarily includes one or more regions in the Zai Territory (but excluding a proposed worldwide license). Zai has exercised its right of first negotiation with respect to one of these drug candidates, TPX-0022.

The Zai Repotrectinib Agreement will continue in effect until expiration of the last royalty term for a Repotrectinib Product in any region in the Zai Territory, where the royalty term for a Repotrectinib Product in a region continues until the later of (i) the expiry of the last-to-expire valid claim within our patent rights that covers the Repotrectinib Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such Repotrectinib Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Repotrectinib Product in such region. Subject to the terms of the Zai Repotrectinib Agreement, Zai may terminate the Zai Repotrectinib Agreement for convenience by providing written notice to us, which termination will be effective following a prescribed notice period. In addition, we may terminate the Zai Repotrectinib Agreement under specified circumstances if Zai or certain other parties challenge our patent rights. Either party may terminate the Zai Repotrectinib Agreement for the other party’s uncured material breach of the Zai Repotrectinib Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that are not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, we are entitled to retain a worldwide and perpetual license from Zai to exploit the Repotrectinib Products.

Zai – TPX-0022

In January 2021, we entered into a license agreement with Zai (the Zai TPX-0022 Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize products containing our drug candidate, TPX-0022 (TPX-0022 Products), in the Zai Territory. We retain exclusive rights to, among other things, develop, manufacture and commercialize the TPX-0022 Products outside the Zai Territory. Pursuant to the terms of the Zai TPX-0022 Agreement, we will receive an upfront cash payment of $25.0 million and will be eligible to receive up to approximately $336.0 million in development and sales milestone payments, consisting of up to approximately $121.0 million of development milestones and up to $215.0 million of sales milestones. In addition, during the term of the Zai TPX-0022 Agreement, Zai will pay us tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of the TPX-0022 Products in the Zai Territory, subject to adjustments in specified circumstances.

Pursuant to the terms of the Zai TPX-0022 Agreement, Zai will be responsible for conducting the development and commercialization activities in the Zai Territory related to the TPX-0022 Products at Zai’s own expense, subject to limited exceptions pursuant to which we may be responsible for the cost. Zai will participate in global clinical studies of the TPX-0022 Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai TPX-0022 Agreement and Zai may, at Zai’s election, subject to specified exceptions, participate in future global clinical studies of the TPX-0022 Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

Subject to specified exceptions, during the term of the Zai TPX-0022 Agreement, Zai has agreed that neither it nor its affiliates, its licensees and its sublicensees will conduct any development, manufacturing and commercialization activities with specified products that would compete with the TPX-0022 Products in or outside the Zai Territory and we have agreed that neither we nor our affiliates, licensees and sublicensees of TPX-0022 Products will conduct any development, manufacturing and commercialization activities with such competing products in the Zai Territory, other than manufacturing activities in support of activities outside the Zai Territory. Under the terms of the Zai TPX-0022 Agreement, if we are acquired in a change of control transaction, our acquirer will have a first right to negotiate with Zai the right to co-commercialize the TPX-0022 Products in the Zai Territory.

Under the terms of the Zai TPX-0022 Agreement, we have a first right to negotiate a license outside the Zai Territory to a potential drug candidate from one of Zai’s pipeline programs, if Zai files an IND for the drug candidate.

The Zai TPX-0022 Agreement will continue in effect until expiration of the last royalty term for a TPX-0022 Product in any region in the Zai Territory, where the royalty term for a TPX-0022 Product in a region continues until the later of (i) the expiry of the last-to-expire valid claim within our patent rights that covers the TPX-0022 Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such TPX-0022 Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such TPX-0022 Product in such region. Subject to the terms of the Zai TPX-0022 Agreement, Zai may terminate the Zai TPX-0022 Agreement for convenience by providing written notice to us, which termination will be effective following a prescribed notice period. In addition, we may terminate the Zai TPX-0022 Agreement under specified circumstances if Zai or certain other parties challenge our patent rights. Either party may terminate the Zai TPX-0022 Agreement for the other party’s uncured material breach of the Zai TPX-0022 Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that are not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, we are entitled to retain a worldwide and perpetual license from Zai to exploit the TPX-0022 Products.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients (APIs) and clinical drug supply for repotrectinib and our other drug candidates for our preclinical and ongoing and planned Phase 1 and Phase 2 testing from third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for APIs and drug product. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the APIs and drug product prior to submission of a NDA to the FDA or other marketing authorization applications to other regulatory authorities.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Repotrectinib Competition

If we are successful in developing repotrectinib, we expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC, entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC and TRK+ solid tumors; and larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later for the treatment of ROS1+ NSCLC at companies including Pfizer Inc. (lorlatinib), Novartis Pharmaceuticals Corporation (ceritinib), Betta Pharmaceuticals Co., Ltd. (ensartinib), Exelixis, Inc. (cabozantinib), and AnHeart Therapeutics Company (taletrectinib) and TKIs in Phase 2, or later, clinical development for the treatment of TRK+ solid tumors at companies including Bayer AG (selitrectinib) Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib).

TPX-0022 Competition

If we are successful in developing TPX-0022, we expect it will compete against approved drugs including: capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta for the treatment of adult patients with metastatic NSCLC whose tumors have a mutation that leads to MET exon 14 skipping, and tepotinib, which is marketed by Merck KGaA under the name Tepmetko, for the treatment of adult patients with metastatic NSCLC whose tumors have a mutation that leads to MET exon 14 skipping.  We also expect that TPX-0022 will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including AstraZeneca PLC and Hutchison China MediTech Limited (savolitinib), Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Johnson & Johnson (amivantamab), Servier (Sym015) and AbbVie Inc. (telisotuzumab vedotin).

TPX-0046 Competition

If we are successful in developing TPX-0046, we expect it will compete against selpercatinib, which is marketed by Eli Lilly and Company under the name Retevmo for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations; and pralsetinib, which is marketed by F. Hoffman La Roche AG and Blueprint Medicines Corporation under the name Gavreto for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations. There are also two multi-targeted inhibitors that target RET, cabozantinib which is marketed by Exelixis, Inc under the name Cometriq and vandetanib, which is marketed by Sanofi Genzyme under the name Caprelsa, both for the treatment of progressive medullary thyroid cancer (MTC).

TPX-0131 Competition

If we are successful in developing TPX-0131, we expect that TPX-0131 will compete against approved drugs, including: alectinib, which is marketed by F. Hoffman La Roche AG under the name Alecensa for the treatment of ALK+ NSCLC; brigatinib, which is marketed by Takeda Pharmaceutical Company Limited under the name Alunbrig for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; and lorlatinib, which is marketed by Pfizer Inc. under the names Lorbrena and Lorviqua for the treatment of TKI-pretreated ALK+ NSCLC, and is under FDA review as a first line treatment of ALK+ NSCLC . We also expect that TPX-0131 will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, for the treatment of ALK+ NSCLC at companies including against Betta Pharmaceuticals Co., Ltd. (ensartinib).

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection intended to cover the composition of matter of our drug candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any patents will provide sufficient proprietary protection from competitors. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. Moreover, many jurisdictions permit third parties to challenge patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. As a result, we cannot guarantee that any of our drug candidates will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

As of February 1, 2021, we own two patents in the United States directed to repotrectinib and three patents in the United States directed to structurally related compounds, one of which is also directed towards TPX-0022.  In addition, with respect to repotrectinib and TPX-0022, as of February 1, 2021, we also own foreign patents in a number of jurisdictions including Australia, China, Chile, Columbia, Eurasia, Hong Kong, Europe, Japan, Mexico, Russia, Singapore, South Africa, Taiwan and other global regions, directed to compound and pharmaceutical composition of matter claims and/or their use in the treatment of certain diseases, including cancer. These patents are expected to expire between January 2035 and July 2036 depending on the patent and country, without taking into account any possible patent term extension, where applicable. We also have pending patent applications directed to repotrectinib and its use in North America, Europe, Asia and other global regions which, if issued, are expected to expire at dates ranging between January 2035 and November 2040, without taking potential patent term extensions into account. We also have pending patent applications directed to TPX-0022 and its use in North America, South America, Europe, Asia, and other global regions which, if issued, are expected to expire at dates ranging between January 2035 and March 2041, without taking potential patent term extensions into account.

In addition to the repotrectinib and TPX-0022 programs, as of February 1, 2021, we own one patent in the United States directed to TPX-0046 and structurally related compounds. We also have pending patent applications directed to composition of matter for TPX-0046 and TPX-0131 and structurally related compounds and their use in treating diseases, including cancer, which if issued are expected to expire at dates ranging between 2038 and 2040, without taking potential patent term extensions into account.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that U.S. patents covering repotrectinib, TPX-0022 and TPX-0046, and patents for TPX-0131, may or will be entitled to patent term extensions. If our drug candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved drug candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

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

In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. It is expected that the Regulation will apply in late 2021. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

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

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the drug has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (SPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States (CMS)) for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national MA in all the Member States (i.e. in the RMS and the CMS).

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

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom (UK) left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period), during which EU rules continued to apply.  A deal that outlines the future trading relationship between the UK and the EU was agreed in December 2020 and has been approved by each EU member state and the UK (the Deal).  The Deal provisionally applies from January 1, 2021.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the MHRA in the UK is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Deal provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period.  Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future.  We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.  It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis to in the EU, but is based on the prevalence of the condition in Great Britain.  It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. It is also unclear how such litigation will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. On January 2, 2013, the then-U.S. President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the prior Presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  Additionally, the prior administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the prior administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the new Presidential administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  Further, it is possible that additional governmental action be taken in response to the COVID-19 pandemic.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, through the Physician Payments Sunshine Act, requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and report payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. Covered manufacturers are required to submit annual reports to the government and these reports are posted on a website maintained by CMS. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require the registration of pharmaceutical sales representatives and/or require tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security requirements that may impact the way in which we conduct research and operate our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as individuals and entities that provide services on behalf of a covered entity that involve individually identifiable health information, known as business associates, as well as their covered subcontractors. In addition, we may be directly subject to certain state laws concerning privacy and data security. For example, California recently enacted the California Consumer Privacy Act (CPPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. This may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Existing state laws governing the privacy and security of personally identifiable information, and, in some states, health information, impose differing requirements, thus complicating our compliance efforts.

If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, and exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and additional reporting and oversight obligations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Compliance with Environmental Regulations

Our business involves the controlled use of hazardous materials, chemicals, and biological materials. In the United States, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the U.S. Environmental Protection Agency, the California Environmental Protection Agency, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other federal, state or local regulations.

We may be subject to further such regulations in the future. Although we believe that our operations comply in all material respects with the applicable environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result, and the extent of that liability could exceed our resources. Our compliance with these laws and regulations has not had, and is not expected to have, a material effect upon our capital expenditures, results of operations or competitive position.

Human Capital Resources

As of December 31, 2020, we had 142 employees, all of whom were full-time employees, 32 of whom hold Ph.D., Pharm.D. or M.D. degrees. Of these employees, 107 were engaged in research and development activities and 35 were engaged in general and administrative activities. We also engage temporary employees and consultants. We consider our culture and our talent to be an essential driver of our business and key to our future prospects. We have 5 dedicated, full-time employees responsible for executing our human capital management strategy and overseeing all aspects of our human resources processes in place to support our employees. None of our current workforce is covered under collective bargaining agreements and we consider our relations with our employees to be good.

Our human capital management philosophy and objectives are focused on ensuring we attract, engage and retain a workforce aligned with our high-performance culture.  We have efforts underway focused on professional development and engagement. We hold regular all employee update meetings and utilize frequent email communications from management to keep our employees well-informed. We solicit feedback through periodic employee surveys. We support employee growth and development at all levels in the organization and all employees have annual professional development goals.

We strive to provide pay, benefits, and services that are competitive to market and create incentives to attract and retain employees. We have a pay-for-performance compensation philosophy that ties compensation to the performance of the company and the individual. Our compensation package includes market-competitive salary, broad-based performance bonuses and equity grants. We seek fairness in total compensation utilizing external market data to ensure pay levels are competitive, and internal equity reviews to provide fair pay within the company. We are committed to providing a comprehensive benefits package to our employees. We offer a variety of programs with flexibility to meet the individual health and wellness needs of our employees. We are working to find ways to give back to our communities and engage in corporate social responsibility initiatives. We provide all employees with eight hours of paid time off each year for volunteer activities to support a community organization of their choice. As we grow our employee base, we plan to extend our efforts in these areas.

Corporate and Other Information

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

Item 1A. Risk Factors.

RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2020, 2019 and 2018, we reported net losses of $157.3 million, $72.1 million and $24.8 million, respectively. As of December 31, 2020, we had an accumulated deficit of $280.2 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through December 31, 2020, we received an aggregate of $1,311.4 million in net proceeds from such sales. As of December 31, 2020, our cash and cash equivalents and marketable securities were $1,122.5 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib, and our other drug candidates through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our drug discovery activities and our ongoing and planned clinical trials, including the ongoing Phase 2 portion of TRIDENT-1, Phase 1 SHIELD-1 clinical trial of TPX-0022, Phase 1/2 clinical trial of repotrectinib in pediatric patients, and Phase 1/2 clinical trial of TPX-0046, and our planned Phase 2 clinical trial of TPX-0022, Phase 1/2 clinical trial of TPX-0131, and repotrectinib and TPX-0022 combination clinical trials and any other clinical trials or development activities we may choose to pursue. In addition, if we obtain marketing approval for repotrectinib or any of our other drug candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of these drug candidates.  As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales and we do not know when, or if, we will generate any such revenue. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as the Zai Repotrectinib Agreement or the Zai TPX-0022 Agreement (collectively, the Zai License Agreements), we may generate revenue in the future from payments as a result of such license or collaboration agreements. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, repotrectinib or another drug candidate. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

•

establish and maintain a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, including, assisting our licensee Zai in its efforts to develop and, if approved, commercialize repotrectinib and TPX-0022 in Greater China, and/or entering into additional license and/or collaborations with third parties;

•	obtain, maintain, protect and defend our intellectual property portfolio; and

•	achieve market acceptance of repotrectinib and our other drug candidates in the medical community and with third-party payors.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2020, will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

•

the achievement of milestones or occurrence of other developments that trigger payments, including, without limitation, milestone or royalty payments, to us under our Zai License Agreements or any collaboration or other license agreements that we may enter into in the future, if any;

•

the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to;

•

to the extent we pursue strategic collaborations, including additional collaborations to commercialize repotrectinib or any of our other drug candidates, our ability to establish and maintain collaborations on favorable terms, if at all; and

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock.  To date, we have not yet sold any shares of our common stock under the ATM facility.

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

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead product candidate, repotrectinib, and our other drug candidates which are in earlier stages of development. We currently have no products that are approved for sale. Our Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib, is ongoing and our other drug candidates currently in clinical trials, are only in Phase 1 studies. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

•

establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for repotrectinib and TPX-0022 in Greater China;

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

We currently have three drug candidates in clinical development and one drug candidate pending IND submission, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary overall response rates in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib.  Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020 and in January 2021 was only physician assessed data from a small subset of patients and may not be predictive of the final results of the trial. The preliminary interim data we reported from our TPX-0022 Phase 1 SHIELD-1 trial in October 2020 was only physician assessed data from the initial patients enrolled in the dose escalation portion of the trial and may not be predictive of the final results of the trial or of any further trials of TPX-0022.

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs and clinical sites as we seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures and direct-to-patient study drug shipping. Such greater dependency on electronic monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks. However, despite these efforts, we have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient screening and enrollment. We may also experience delays in trial data collection and analysis.  These delays could have an adverse impact on our timelines and our business. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program and could have an adverse impact on our business. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Adverse side effects or other safety risks associated with repotrectinib, TPX-0022 or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Results of clinical trials of our drug candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our clinical trials of repotrectinib, TPX-0022 and TPX-0046, a material percentage of patients in these clinical trials may die during a trial, which could impact development of our drug candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if our drug candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our drug candidates, if approved. We may also be required to modify our study plans based on findings in clinical trials of our drug candidates. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. Zai has rights to develop and commercialize products containing repotrectinib and products containing TPX-0022 within Greater China. If serious adverse events occur during any clinical trials Zai conducts with respect to repotrectinib or TPX-0022, the FDA and other regulatory authorities may delay, limit or deny approval of repotrectinib or TPX-0022 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary interim data from the Phase 1 and Phase 2 portions of our repotrectinib TRIDENT-1 trial and the preliminary interim data from our TPX-0022 Phase 1 SHIELD-1 trial. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.  For our TRIDENT-1 data updates in August 2020 and January 2021, we reported preliminary safety and efficacy data as assessed by trial investigators, or physician assessment, using standard RECIST v1.1 criteria. The primary endpoint of the study is overall response rate (ORR) determined not by trial investigators but rather blinded independent central review (BICR) to limit any potential bias implemented by the treating physicians in the overall efficacy assessments. Published literature demonstrates that there is often a discordance between physician assessments and BICR assessments with the physician assessed overall response data often being higher than that by BICR.  There is a risk that the preliminary physician assessed TRIDENT-1 data we reported in August 2020 and in January 2021 could be materially different from the BICR assessed data.

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

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts.  We currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for repotrectinib, TPX-0022, TPX-0046 and TPX-0131 through 2021. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

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

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including, without limitation, our license arrangements with Zai for the development and commercialization of repotrectinib and TPX-0022 in Greater China, are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We currently have and may in the future seek third-party collaborators for the development and commercialization of some of our drug candidates on a selected basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, we have granted to Zai, a China and U.S.-based commercial stage biopharmaceutical company, rights to develop and commercialize products containing repotrectinib in Greater China and recently also granted to Zai rights to develop and commercialize products containing TPX-0022 in Greater China. Consequently, our ability to generate any revenues from repotrectinib or TPX-0022 in Greater China depends on our ability to maintain our collaborations with Zai. We have limited control over the amount and timing of resources that Zai will dedicate to these efforts. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any future collaboration we may seek, will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

To the extent we have, and if we do enter into any further such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our drug candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our drug candidates, such as our collaborations with Zai, pose numerous risks to us, including the following:

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

If our license arrangements with Zai, or any future license or collaboration we may enter into, if any, is not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of either of the Zai License Agreements, or any future license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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

Generally, public concern regarding the safety of pharmaceutical products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs. We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for repotrectinib or any of our other drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of repotrectinib or our other drug candidates, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

A breakthrough therapy designation by the FDA for repotrectinib, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that repotrectinib will receive marketing approval.

The FDA has granted breakthrough therapy designation to repotrectinib for the treatment of patients for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI. We may also seek breakthrough therapy designation for other indications or for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even though we received breakthrough therapy designation for repotrectinib for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and even if one or more of our other drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification.

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

In order to market and sell our products in the European Union (EU) or other jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Zai is responsible for obtaining marketing approval for repotrectinib and TPX-0022 in Greater China. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Our relationships with customers, healthcare providers, and third-party payors may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which, among other things, imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willingly falsifying, concealing or covering up a material fact or making false statements relating to healthcare matters;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, which impose requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and persons or entities that perform functions or activities that involve individually identifiable health information on behalf of a covered entity, known as “business associates,” including mandatory contractual terms as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires certain manufacturers of certain drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), anesthesiologist assistants, and certified nurse midwives, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, the ACA was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made.  It is also unclear how such litigation will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the prior Presidential administration issued budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the prior administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  In addition, the prior administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HSS) has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020 and September 13, 2020, the prior administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the new Presidential administration. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our success depends in large part on our ability to protect our proprietary technologies that we believe are important to our business, including pursuing, obtaining and maintaining patent protection in the United States and other countries intended to cover the composition of matter of our drug candidates, the methods of use, related technologies and other inventions that are important to our business. Although we own patents in the United States and foreign countries, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our patents will not be found invalid or unenforceable if challenged. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. If we do not adequately pursue, obtain, maintain, protect or enforce our intellectual property, third parties, including our competitors, may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any patents will be found invalid and unenforceable or will be threatened by third parties or whether any patents will effectively prevent others from commercializing competing technologies and drug candidates.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property or proprietary rights with respect to our drug candidates, including post-grant proceedings before the USPTO. Third parties may assert infringement, misappropriation or other claims against us based on existing or future intellectual property or proprietary rights. The outcome of intellectual property litigation and other disputes is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of using or manufacturing products. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our drug candidates, products or methods of use, manufacturing or other applicable activities either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be successful in doing so. However, proving invalidity or unenforceability is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by patents. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, or enforceability. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and business and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

While we have obtained patents with respect to three of our drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. We seek to protect our trade secrets and proprietary know-how in part by entering into non-

disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects our business and competitive position could be materially harmed.

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

•

we, or any future license partners or current or future collaborators, might not have been the first to make the inventions covered by the patent or pending patent application that we license or may own in the future;

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

•	it is possible that our pending patent applications or those that we may own in the future will not lead to patents;

•	patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

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

We plan to build our own focused, specialized sales and marketing organization in the United States. Outside of the United States, in addition to our existing repotrectinib and TPX-0022 licenses to Zai for Greater China, we plan to selectively establish partnerships in markets outside the United States to support the commercialization of drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities.

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

As a result of any potential partnerships in markets outside of the United States, including our license arrangements with Zai, or if we are unable to establish our own sales and marketing capabilities in the United States and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.

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

If we are successful in developing TPX-0022, we expect that TPX-0022 will compete against capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta for the treatment of NSCLC with MET exon 14 skipping, and tepotinib, which is marketed by Merck KGaA under the name Tepmetko, for the treatment of adult patients with metastatic NSCLC whose tumors have a mutation that leads to MET exon 14 skipping.  We also expect TPX-0022 will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Astrazeneca PLC and Hutchison China MediTech Limited (savolitinib),, Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Johnson & Johnson (amivantamab), Servier (Sym015) and AbbVie Inc. (telisotuzumab vedotin).

If we are successful in developing TPX-0046, we expect that TPX-0046 will compete against selpercatinib, which is marketed by Eli Lilly and Company under the name Retevmo for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and pralsetinib, which is marketed by F. Hoffman La Roche AG and Blueprint Medicines Corporation under the name Gavreto for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and is in late stage development for the treatment of other RET+ cancers, and other approved drugs for the treatment of medullary thyroid cancer including cabozantinib which is marketed by Exelixis, Inc. as Cometriq and vandetinib which is marketed by Sanofi Genzyme as Caprelsa.

If we are successful in developing TPX-0131, we expect that TPX-0131 will compete against approved drugs, including: alectinib, which is marketed by F. Hoffman La Roche AG under the name Alecensa for the treatment of ALK+ NSCLC; brigatinib, which is marketed by Takeda Pharmaceutical Company Limited under the name Alunbrig for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; and lorlatinib, which is marketed by Pfizer Inc. under the names Lorbrena and Lorviqua for the treatment of TKI-pretreated ALK+ NSCLC, and is under FDA review as a first line treatment of ALK+ NSCLC . We also expect that TPX-0131 will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, clinical development for the treatment of ALK+ NSCLC at companies including against Betta Pharmaceuticals Co., Ltd. (ensartinib).

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

Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.

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

As of December 31, 2020, we had 142 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

While we have not experienced any such system failure, accident or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our drug candidates could be delayed. In addition, the loss of clinical trial data for repotrectinib or any other drug candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.  If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.

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

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through December 31, 2020, has ranged from a low of $26.67 to a high of $132.92. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish an annual report by our management on our internal control over financial reporting and include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that in the future neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 or that we will not be able to comply with the requirements of Section 404 in a timely manner. If any of these to occur, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 10628 Science Center Drive, San Diego, California 92121 where we currently occupy approximately 33,864 square feet of office and lab space. The lease will expire on June 30, 2023.  In February 2021 we entered into an assignment and assumption of lease agreement for an additional approximately 8,727 square feet of office and laboratory space also located at 10628 Science Center Drive, San Diego, California 92121. The effective date of the assignment is expected to be April 2021 and the assigned lease will expire on December 31, 2021. We believe our facilities are suitable and adequate for our current needs, and that we will be able to locate additional facilities as needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “TPTX” since April 17, 2019.

Holders of Common Stock

As of February 18, 2021, there approximately 245 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

None.

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

Through December 31, 2020, we have used $61.5 million of the net proceeds from our initial public offering. We are investing the remaining net proceeds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the remaining net proceeds from our initial public offering as described under “Use of Proceeds” in the final prospectus related to our initial public offering (Prospectus). We cannot predict with certainty all of the particular uses for the remaining net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the remaining net proceeds, and investors will be relying on our judgment regarding the application of the remaining net proceeds from our initial public offering.

STOCK PRICE PERFORMANCE GRAPH*

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from January 2, 2020 through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $63.00 on January 2, 2020 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on January 2. 2020 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
250 %
200 %
150 %
100 %
50 %
0 %
02-Jan-2020
02-Feb-2020
02-Mar-2020
02-Apr-2020
02-May-2020
02-Jun-2020
02-Jul-2020
02-Aug-2020
02-Sep-2020
02-Oct-2020
02-Nov-2020
02-Dec-2020
TPTX
NASDAQ Composite
NASDAQ Biotech

* The foregoing graph is furnished solely with this Annual Report, and is not filed with this Annual Report, and shall not be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

Item 6. Selected Financial Data.

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2020 and 2019 and the selected statements of operations data for the years ended December 31, 2020, 2019 and 2018 have been derived from our audited financial statements that are included elsewhere in this Annual Report. The selected statements of operations data for the year ended December 31, 2017 and 2016, and the selected balance sheet data as of December 31, 2018 and 2017 are derived from audited financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenue	$25,000	$-	$-	$-	$-
Operating expenses:
Research and development	113,411	57,943	21,062	15,241	5,317
General and administrative	73,425	19,781	4,578	1,487	510
Total operating expenses	186,836	77,724	25,640	16,728	5,827
Loss from operations	(161,836)	(77,724)	(25,640)	(16,728)	(5,827)
Other income, net	4,544	5,593	855	135	7
Net loss	$(157,292)	$(72,131)	$(24,785)	$(16,593)	$(5,820)
Net loss per share, basic and diluted	$(3.85)	$(2.99)	$(7.31)	$(4.97)	$(1.75)
Weighted-average common shares outstanding, basic and diluted	40,843,782	24,124,924	3,388,586	3,337,640	3,324,673

	December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
Cash and Cash Equivalents and marketable securities	$1,122,508	$409,151	$101,029	$45,033	$12,910
Working Capital(1)	1,106,287	400,915	96,201	41,089	12,518
Convertible preferred stock	-	-	145,916	66,161	21,373
Total assets	1,136,713	422,202	103,280	45,908	13,588
Accumulated deficit	(280,176)	(122,884)	(50,753)	(25,968)	(9,375)
Total stockholders' equity (deficit)	$1,109,898	$404,351	$(48,406)	$(24,844)	$(8,658)

(1)

We define working capital as current assets less current liabilities. See our financial statements included elsewhere in this report for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

References in the following discussion to “we,” “our,” “us” or “Turning Point” refer to Turning Point Therapeutics, Inc.

Overview

We are a clinical-stage precision oncology biopharmaceutical company designing and developing next-generation therapies that target genetic drivers of cancer to improve the lives of patients. We have developed a macrocycle platform from which we designed our current pipeline of proprietary small, compact tyrosine kinase inhibitors (TKIs) with rigid   structures that have the potential to bind to their targets with greater precision and affinity than other kinase inhibitors. Our drug discovery approach integrates tumor biology with structure-based drug design and we believe the TKIs generated from our drug discovery platform have the potential to be best-in-class to address unmet needs in TKI naïve and resistance settings.

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI. In addition, the FDA has granted orphan drug designation for the development of repotrectinib in patients with advanced NSCLC with adenocarcinoma histology; and three fast track designations for the treatment of (1) NTRK+ advanced solid tumor patients who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs, (2) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (3) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing and we plan to conduct the trial in approximately 120 sites in North America, Europe and the Asia-Pacific regions, with additional sites within China. The trial is designed to enroll a total of approximately 320 patients.  The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors.  Based on the breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI, and the preliminary data in EXP-1 we reported in January 2021, we plan to discuss the next steps towards potential registration of repotrectinib in this patient population at a Type B meeting with the FDA in the second quarter of 2021. We also anticipate providing clinical data and enrollment updates for other cohorts in the study in the second half of 2021. In addition to the TRIDENT-1 study, we are also conducting a Phase 1/2 study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors, and plan to initiate a clinical combination study of repotrectinib in KRAS mutant advanced solid tumors in mid-2021.

TPX-0022

Our Phase 1 SHIELD-1 clinical trial of our MET/SRC/CSF1R inhibitor, TPX-0022, is ongoing in patients with advanced solid tumors harboring genetic alterations in MET. The Phase 1 trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of TPX-0022 and includes a dose-finding portion followed by dose expansion in multiple cohorts of MET alterations and tumor types. We are currently evaluating multiple doses/schedules in the dose-finding portion of the study with the goal of selecting the recommended Phase 2 dose in the second quarter of 2021.

Once the recommended Phase 2 dose is determined, we expect to initiate the Phase 1 dose expansion portion of the study. We plan to discuss the ongoing Phase 1 SHIELD-1 study with the FDA to potentially modify the study into a registrational Phase 1/2 design. We are targeting initiation of the Phase 2 portion of the study in the second half of 2021, pending FDA feedback. We anticipate reporting updated data from the dose finding portion of the SHIELD-1 study in the second half of 2021.  In parallel, a combination study with TPX-0022 and an EGFR targeted therapy in patients with EGFR mutant MET-amplified NSCLC is also planned for initiation in the second half of 2021.

TPX-0046

The Phase 1 portion of our Phase 1/2 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 50 patients in the Phase 1 dose finding portion, and approximately 300 patients in the Phase 2 expansion portion at sites in North America, Europe and Asia-Pacific regions. We are currently evaluating multiple doses/schedules in the dose-finding portion of the study.  We anticipate reporting preliminary data from approximately 15 to 20 patients in the dose finding portion of this study in the second quarter of 2021.

TPX-0131

Our fourth drug candidate, TPX-0131, is a next-generation preclinical ALK inhibitor.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Additionally, preclinical in vivo studies have shown that TPX-0131 has significant brain tissue penetration after repeat oral dosing supporting the potential to cross the blood-brain barrier.  We plan to present additional preclinical data highlighting TPX-0131’s in vitro and in vivo profile at a medical conference in the second quarter of 2021. We plan to initiate a Phase 1/2 global clinical study of TPX-0131 in TKI-pretreated patients with ALK+ advanced NSCLC, in the second quarter of 2021. The IND submission to the FDA is anticipated in the first quarter of 2021 and the Australian Ethics Committee has already approved the study design.

Discovery Platform

Our macrocycle platform is the foundation of our current drug candidate pipeline and we are applying novel small molecule design approaches integrating tumor biology and structure-based design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients.  We anticipate our internal and external exploration of oncology candidates will continue to include kinome targets and other oncogenic signaling proteins and pathways that address high unmet medical needs.

COVID-19 Pandemic

We have experienced disruptions to our business operations as a result of the COVID-19 pandemic.  Due to the continued evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our ongoing business, operations and financial performance.  We have established a work-from-home policy for all employees, other than those performing or supporting business-critical activities, such as certain members of our laboratory and facilities staff. While the majority of employees continue to work from home, we continue to evaluate and update this policy based on guidance from federal, state and local government authorities. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment, we continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our clinical studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures, and direct-to-patient study drug shipping. In addition, we currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for our drug candidates through 2021. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, CROs, collaborators and other parties in order to seek to advance our drug candidate pipeline as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority.

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of December 31, 2020, we had an accumulated deficit of $280.2 million and we incurred net losses of approximately $157.3 million for the year ended December 31, 2020. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock.  To date, we have not yet sold any shares of our common stock under the ATM facility.

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

In October 2020, we completed a public offering in which we sold an aggregate of 5,287,357 shares of common stock at a price of $87.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $433.9 million.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as the Zai License Agreements, we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai Repotrectinib Agreement, we recognized revenue of $25.0 million in the year ended December 31, 2020. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development expenses
Repotrectinib	$66,229	$38,022	$12,214
TPX-0022	15,249	7,798	-
TPX-0046	12,765	8,276	-
Other research programs	19,168	3,847	8,848
Total research and development expenses	$113,411	$57,943	$21,062

Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates.

The successful development of our drug candidates is highly uncertain. This is due to the numerous risks and uncertainties, including the following:

•	successful completion of preclinical studies and clinical trials;
•	the impact of the COVID-19 pandemic on our business, operations and financial condition
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

Income Taxes

We are subject to typical corporate U.S. federal and state income taxation. As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $225.8 million and $111.5 million, respectively. Portions of the federal and state net operating loss carryforwards will begin to expire in 2033 if not utilized. The $205.3 million of the federal net operating loss carryforwards generated post 2017 can be carried forward indefinitely. As of December 31, 2020, we had federal and state research and development tax credits of approximately $3.2 million and $4.6 million, respectively. As of December 31, 2020, we had federal Orphan Drug tax credits of approximately $20.6 million. If not utilized, the federal research tax credit will begin to expire in 2035 and the Orphan Drug credit will begin to expire in 2037. The California research tax credit can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code and similar provisions of state law. The annual limitations in Sections 382 and 383 of the Code may result in the expiration of our net operating loss and tax credit carryforwards before utilization. We have performed an analysis to determine whether our net operating loss and credit carryforwards are subject to an annual limitation under Sections 382 or 383 of the Code through June 30, 2020. Although the Company experienced ownership changes in 2013, 2015, and 2017, the ownership changes did not result in a forfeiture of tax attributes. We have not performed an analysis to determine whether our net operating loss and credit carryforwards generated in the last 6-months of the tax year ending December 31, 2020, are subject to an annual limitation under Sections 382 or 383 of the Code.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to determining the standalone selling prices of performance obligations associated with license and collaboration arrangements, preclinical and clinical trial costs and accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606). A critical accounting component in recognition of revenue from license and collaboration agreements is determining the standalone selling prices (SSP). In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

Research and Development Expenses

Research and development expenses, including clinical trial costs and accruals, consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our drug candidates, which include:

•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our drug candidates, including expenses incurred under agreements with contract research organizations (CROs);
•	the cost of consultants and CMOs that manufacture drug products for use in our preclinical studies and clinical trials; and
•	facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies.

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

Stock-Based Compensation Expense

For purposes of calculating stock-based compensation, we estimate the fair value of stock options issued using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenue	$25,000	$-
Operating expenses:
Research and development	113,411	57,943
General and administrative	73,425	19,781
Total operating expenses	186,836	77,724
Loss from operations	(161,836)	(77,724)
Other income, net	4,544	5,593
Net loss	$(157,292)	$(72,131)

Revenue

Revenue recognized during the year ended December 31, 2020 of $25.0 million was related to the Zai Repotrectinib Agreement. We recognized license revenue of $25.0 million for an upfront fee associated with the delivery of the license and know how performance obligation.

Research and development expenses

Research and development expenses increased by $55.5 million from $57.9 million during 2019 to $113.4 million during 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

General and administrative expenses increased by $53.6 million from $19.8 million during 2019 to $73.4 million during 2020. The increase was primarily attributable to higher personnel-related expenses, including stock-based compensation expense, as a result of increased employee head count and professional fees for legal and accounting services.

During the first quarter of 2020, we incurred a one-time charge of $32.6 million in connection with the Transition Separation and Consulting Agreement with our founder and former Chief Scientific Officer, Dr. Jingrong Jean Cui. We recorded $1.2 million in expense during the first quarter of 2020 representing the cash severance that we paid to Dr. Cui during 2020.  In addition, we incurred a non-cash stock compensation charge of $31.4 million due to the modification of the vesting and expected term of Dr. Cui’s outstanding stock options. This one-time charge was classified as a general and administrative expense due to the nature of, and nonsubstantive service conditions resulting from the modification to these awards.

Other income, net

Other income, net decreased $1.1 million from $5.6 million during 2019 to $4.5 million during 2020. The decrease was primarily due to lower overall yields on our marketable securities and money market funds.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$57,943	$21,062
General and administrative	19,781	4,578
Total operating expenses	77,724	25,640
Loss from operations	(77,724)	(25,640)
Other income, net	5,593	855
Net income	$(72,131)	$(24,785)

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

Liquidity and Capital Resources; Plan of Operations

Based on our current and anticipated level of operations, we believe that our cash and cash equivalents and marketable securities, as of December 31, 2020, will be sufficient to fund current operations for at least one year from the date that this Annual Report on Form 10-K is filed with the SEC. At December 31, 2020, we had $1.1 billion of cash and cash equivalents and marketable securities. Our cash and cash equivalents and marketable securities include money market funds, government agency securities, corporate debt, commercial paper and U.S. treasuries. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through December 31, 2020, we received net proceeds of approximately $1.3 billion from the issuance of common stock, convertible preferred stock and through stock option exercises. In May 2020, we completed a public offering in which we sold an aggregate of 6,229,167 shares of common stock at a price of $60.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $351.6 million.

Most recently, in October 2020, we completed a public offering in which we sold an aggregate of 5,287,357 shares of common stock at a price of $87.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering costs, were approximately $433.9 million.

In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock.  To date, we have not yet sold any shares of our common stock under the ATM facility.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2020	2019	2018
Statement of Cash Flows Data:
Net cash used in operating activities	(82,793)	(57,757)	(23,533)
Net cash used in investing activities	(210,032)	(361,079)	(302)
Net cash provided by financing activities	798,738	365,995	79,831

Operating Activities

During the year ended December 31, 2020, operating activities used approximately $82.8 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and Phase 1/2 trial for TPX-0046. Cash used to fund operations is partially offset from the cash received from the $25.0 million upfront payment under the Zai Repotrectinib Agreement.

During the year ended December 31, 2019, operating activities used approximately $57.8 million to support the development of our pipeline including the ongoing Phase 1 trial for repotrectinib and further development of TPX-0022 and TPX-0046.

During the year ended December 31, 2018, operating activities used approximately $23.5 million due to increases in headcount to support the development of our pipeline.

Investing Activities

During the year ended December 31, 2020, investing activities used approximately $210.0 million primarily resulting from the purchases (net of maturities) of our marketable securities.

During the year ended December 31, 2019, investing activities used approximately $361.1 million primarily resulting from the purchases (net of maturities) of our marketable securities.

During the year ended December 31, 2018, investing activities used approximately $0.3 million related to purchases of property and equipment, primarily laboratory equipment.

Financing Activities

During the year ended December 31, 2020, financing activities provided approximately $798.7 million in net proceeds, primarily resulting from the net proceeds from our public offerings in May and October 2020 and from option exercises in fiscal year 2020.

During the year ended December 31, 2019, financing activities provided approximately $366.0 million in net proceeds, primarily resulting from the net proceeds from our April 2019 initial public offering and September 2019 public offering and from option exercises in fiscal year 2019.

During the year ended December 31, 2018, financing activities provided approximately $79.8 million in net proceeds from the sale and issuance of our Series D convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations, excluding interest, as of December 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(In thousands)

Operating lease commitments	$3,819	$1,396	$2,423	$–	$–

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2020, cash and cash equivalents and marketable securities totaling $1,122.3 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk. If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level and we believe the financial statements included in this Annual Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The independent registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2020, included in this Annual Report, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Turning Point Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Turning Point Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

March 1, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written code of ethics for all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.tptherapeutics.com under the Corporate Governance section of our Investors page. We intend to promptly disclose on our website any future amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

The other information required by this item will be included under the captions “Election of Directors” and  “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held in June 2021 (Proxy Statement), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

4.3	Description of Common Stock (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2020, and incorporated by reference herein).

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

10.6†

Executive Employment Agreement, dated September 29, 2018, by and between the Registrant and Athena Countouriotis, M.D. (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 21, 2019, and incorporated by reference herein).

10.7

Lease, dated June 19, 2019, by and between the Registrant and ARE-SD Region No. 44, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2019, and incorporated by reference herein).

10.8†

Consulting Agreement by and between the Registrant and Sheila K. Gujrathi, M.D. dated as of November 14, 2017 (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 21, 2019, and incorporated by reference herein).

10.9†

Executive Employment Agreement, dated March 20, 2019, by and between the Registrant and Annette North (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 8, 2019, and incorporated by reference herein).

Exhibit Number	Description

10.10†

Executive Employment Agreement, dated July 25, 2019, by and between the Registrant and Yi Larson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2019, and incorporated by reference herein).

10.11†

Non-Employee Director Compensation Policy as amended June 15, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.12†

Executive Employment Agreement, dated October 30, 2019, by and between the Registrant and Mohammad Hirmand, M.D. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2019, and incorporated by reference herein).

10.13†

Executive Employment Agreement, dated February 15, 2020, by and between the Registrant and Siegfried Reich, Ph.D. (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2020, and incorporated by reference herein).

10.14†

Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) February 15, 2020 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2020, and incorporated by reference herein).

10.15†

Transition Separation and Consulting Agreement, dated January 9, 2020, by and between Registrant and Jingrong Jean Cui, Ph.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020, and incorporated by reference herein).

10.16†

Executive Employment Agreement, dated June 26, 2020, by and between the Registrant and Andrew Partridge (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.17†

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Turning Point Therapeutics, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.18*

License Agreement, dated July 6, 2020, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.19

Open Market Sale AgreementSM, dated August 10, 2020, by and between the Registrant and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.20*	License Agreement, dated January 10, 2021, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd.

10.21

Assignment and Assumption of Lease Agreement, dated February 11, 2021, by and between the Registrant and Regulus Therapeutics, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2021, and incorporated by reference herein).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

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

TURNING POINT THERAPEUTICS, INC.

Date: March 1, 2021	By:	/s/ Athena Countouriotis
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

Signature	Title	Date

/s/ Athena Countouriotis	Chief Executive Officer and Member of the Board of Directors	March 1, 2021
Athena Countouriotis, M.D.	(Principal Executive Officer)

/s/ Yi Larson	Chief Financial Officer	March 1, 2021
Yi Larson	(Principal Financial Officer)

/s/ Brian Baker	SVP, Finance and Administration	March 1, 2021
Brian Baker	(Principal Accounting Officer)

/s/ Sheila Gujrathi	Chair of the Board of Directors	March 1, 2021
Sheila Gujrathi, M.D.

/s/ Jacob M. Chacko	Member of the Board of Directors	March 1, 2021
Jacob M. Chacko, M.D.

/s/ Carol Gallagher	Member of the Board of Directors	March 1, 2021
Carol Gallagher, Pharm.D.

/s/ Simeon George	Member of the Board of Directors	March 1, 2021
Simeon George, M.D.

/s/ Patrick Machado	Member of the Board of Directors	March 1, 2021
Patrick Machado, J.D.

/s/ Garry Nicholson	Member of the Board of Directors	March 1, 2021
Garry Nicholson

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Turning Point Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Costs and Accruals
Description of the Matter

During 2020, the Company incurred $113.4 million for research and development expense and as of December 31, 2020, the Company accrued $8.5 million for research and development expenses, which includes clinical trial costs and accruals. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with contract research organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for clinical trial costs and accruals is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for clinical trial costs and accruals.  This included management's assessment of the assumptions and data underlying the clinical trial costs and accruals estimate.

To test the completeness of the Company’s clinical trial costs and accruals, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We attended internal clinical trial and project status meetings with accounting and clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of clinical trial costs and accruals, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the clinical trial costs and accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

San Diego, California

March 1, 2021

TURNING POINT THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands except share and par value amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$554,101	$48,188
Marketable securities	568,407	360,963
Prepaid and other current assets	8,171	5,796
Total current assets	1,130,679	414,947
Property and equipment, net	2,604	2,689
Right-of-use lease assets	3,357	4,493
Other assets	73	73
Total assets	$1,136,713	$422,202
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$5,225	$2,150
Accrued expenses and other current liabilities	9,183	3,910
Accrued compensation	8,588	6,736
Current portion of operating lease liabilities	1,396	1,236
Total current liabilities	24,392	14,032
Operating lease liabilities, long-term	2,423	3,819
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value;10,000,000 shares authorized at December 31, 2020 and December 31, 2019, zero shares outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2020 and December 31, 2019; 48,678,540 and 35,915,119 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	1,389,860	526,960
Accumulated other comprehensive income	209	271
Accumulated deficit	(280,176)	(122,884)
Total stockholders' equity	1,109,898	404,351
Total liabilities and stockholders’ equity	$1,136,713	$422,202

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$25,000	$-	$-
Operating expenses:
Research and development	113,411	57,943	$21,062
General and administrative	73,425	19,781	4,578
Total operating expenses	186,836	77,724	25,640
Loss from operations	(161,836)	(77,724)	(25,640)
Other income, net	4,544	5,593	855
Net loss	(157,292)	(72,131)	(24,785)
Unrealized gain (loss) on marketable securities, net of tax	(62)	271	-
Comprehensive loss	$(157,354)	$(71,860)	$(24,785)
Net loss per share, basic and diluted	$(3.85)	$(2.99)	$(7.31)
Weighted-average common shares outstanding, basic and diluted	40,843,782	24,124,924	3,388,586

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	39,135,778	$66,161	3,367,742	$1	$1,123	$-	$(25,968)	$(24,844)
Issuance of Series D convertible preferred stock, net of issuance costs	26,288,123	79,755	-	-	-	-	-	-
Option exercises	-	-	43,774	-	76	-	-	76
Stock-based compensation expense	-	-	-	-	1,147	-	-	1,147
Net loss	-	-	-	-	-	-	(24,785)	(24,785)
Balance at December 31, 2018	65,423,901	145,916	3,411,516	1	2,346	-	(50,753)	(48,406)
Issuance of common stock in connection with a public offerings, net of underwriting discounts, commissions, and offering costs	-	-	15,137,500	1	364,655	-	-	364,656
Conversion of preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	2	145,914	-	-	145,916
Option exercises	-	-	362,275	-	1,008	-	-	1,008
Shares issued under employee stock purchase plan	-	-	10,634	-	331	-	-	331
Stock-based compensation expense	-	-	-	-	12,706	-	-	12,706
Net loss	-	-	-	-	-	-	(72,131)	(72,131)
Other comprehensive income	-	-	-	-	-	271	-	271
Balance at December 31, 2019	-	-	35,915,119	4	526,960	271	(122,884)	404,351
Issuance of common stock in connection with a public offerings, net of underwriting discounts, commissions, and offering costs	-	-	11,516,524	1	785,468	-	-	785,469
Option exercises	-	-	1,218,410	-	12,237	-	-	12,237
Shares issued under employee stock purchase plan	-	-	28,487	-	1,032	-	-	1,032
Stock-based compensation expense	-	-	-	-	64,163	-	-	64,163
Net loss	-	-	-	-	-	-	(157,292)	(157,292)
Other comprehensive loss	-	-	-	-	-	(62)	-	(62)
Balance at December 31, 2020	-	$-	48,678,540	$5	$1,389,860	$209	$(280,176)	$1,109,898

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(157,292)	$(72,131)	$(24,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	64,163	12,706	1,147
Depreciation	875	492	138
Accretion of premium (discount) on marketable securities	1,261	(1,357)	–
Amortization of right-of-use operating lease asset	1,518	1,087	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,374)	(5,302)	53
Accounts payable	3,549	903	(119)
Accrued expenses and other current liabilities	3,655	522	(945)
Accrued compensation	1,852	5,323	978
Net cash used in operating activities	(82,793)	(57,757)	(23,533)

Investing activities
Purchases of marketable securities	(618,973)	(432,173)	-
Sales and maturities of marketable securities	410,205	72,838	-
Purchases of property and equipment	(1,264)	(1,744)	(302)
Net cash used in investing activities	(210,032)	(361,079)	(302)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	–	175,151	–
Proceeds from issuance of common stock in public offerings, net of offering costs	785,469	189,505	–
Proceeds from issuance of convertible preferred stock, net of issuance costs	–	–	79,755
Proceeds from issuance of common stock under equity incentive plans	13,269	1,339	76
Net cash provided by financing activities	798,738	365,995	79,831

Net increase (decrease) in cash and cash equivalents	505,913	(52,841)	55,996
Cash and cash equivalents at the beginning of period	48,188	101,029	45,033
Cash and cash equivalents at the end of period	554,101	48,188	101,029

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$-	$490	$-
Costs incurred in connection with a public offering included in accounts payable and accrued expenses	$-	$-	$684
Capitalized value of tenant improvement allowance	$-	$-	$583
Operating lease liabilities arising from obtaining right-of-use assets	$-	$5,554	$-

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Formation and Business of the Company

Organization

Turning Point Therapeutics, Inc. (the Company) was organized in October 2013, and commenced operations in 2014. The Company is clinical-stage precision oncology biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies. The Company’s principal operations are in the United States and the Company operates in one segment, with its headquarters in San Diego, California.

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

In October 2020, the Company completed a public offering under which it sold 5,287,357 shares of common stock at an offering price of $87.00 per share. The net proceeds from this offering, after deducting underwriting discounts, commissions, and offering costs, were approximately $433.9 million.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to determining the SSP of performance obligations associated with license arrangements, preclinical and clinical trial costs and accruals and stock-based compensation costs. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consisted of checking, savings, and money market balances. The Company places its cash and cash equivalents with high credit quality financial institutions. All of the Company’s cash and cash equivalent balances are maintained at two financial institutions domiciled in the United States.

Marketable securities

The Company classifies all marketable securities as available for sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis and are also included in interest income. The Company’s marketable securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

Allowance for Credit Losses

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of December 31, 2020, the Company did not record an allowance for credit loss related to its investment portfolio.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and marketable securities, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of these items.

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions.  Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2020, cash and cash equivalents and marketable securities totaling $1,122.3 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, the Company believes represent a minimal credit risk.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company has not recognized any impairment losses during the years ended December 31, 2020, 2019 and 2018.

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses since inception. As of December 31, 2020 and 2019, the Company has determined that these expenses have not met the criteria to be capitalized.

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

Clinical Trial Costs and Accruals

A significant portion of the Company’s clinical trial costs relate to contracts with contract research organizations (CROs). The financial terms of the Company’s CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in the Company’s financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing the Company’s financial statements, the Company evaluates cost information provided by the Company’s CROs concerning estimated monthly expenses for services rendered and unbilled obligations as the sponsor of the Company’s clinical trials. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors, and the Company’s ability to accurately estimate any unbilled obligations.  If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, the Company’s modifies its accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to research and development expense in the period in which the facts that give rise to the revision become reasonably certain.

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

The Company recorded the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued expenses and other current liabilities in the balance sheet and within research and development expense in the statement of operations and comprehensive loss. As actual costs become known, the Company will adjust its accrued expenses and other current liabilities.

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

Stock-Based Compensation Expense

For purposes of calculating stock-based compensation expense, the Company estimates the fair value of stock options issued using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

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

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options and restricted stock units. The Company excluded stock options to purchase common stock, restricted stock units and convertible preferred stock, which is convertible into shares of the Company’s common stock from the number of shares used to calculate diluted shares outstanding because the inclusion of these potentially dilutive securities would have been antidilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock (as converted)	–	-	16,993,194
Common stock options	5,790,713	5,254,269	3,597,638
RSUs	21,500	-	-
Total	5,812,213	5,254,269	20,590,832

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities are no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted the new standard beginning January 1, 2020 and the adoption had an immaterial impact to the Company’s financial position, results of operations and cash flows.

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At December 31, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	113,662	19	(1)	113,680
U.S. Government agency securities	2 years or less	173,583	100	-	173,683
Corporate debt securities	2 years or less	169,189	103	(27)	169,265
Commercial paper	Less than 1	111,779	-	-	111,779
Total marketable securities		$568,213	$222	$(28)	$568,407

The Company’s investments in corporate debt securities in an unrealized loss position at December 31, 2020 are of high credit quality (rated A or higher). Unrealized losses on these investments were primarily due to changes in interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$299,571	$-	$-	$299,571
U.S. Treasuries	113,680	-	-	113,680
U.S. Government agency securities	-	173,683	-	173,683
Corporate debt securities	-	180,718	-	180,718
Commercial paper	-	354,223	-	354,223
Total cash equivalents and marketable securities	$413,251	$708,624	$-	$1,121,875

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$45,085	$-	$-	$45,085
U.S. Government agency securities	-	90,618	-	90,618
Corporate debt securities	-	173,752	-	173,752
Commercial paper	-	96,593	-	96,593
Total cash equivalents and marketable securities	$45,085	$360,963	$-	$406,048

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$1,629	$885
Computer equipment and software	956	910
Tenant improvements	1,108	1,108
Furniture and fixtures	357	357
Property and equipment	4,050	3,260
Less: accumulated depreciation	(1,446)	(571)
Property and equipment, net	$2,604	$2,689

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $0.9 million, $0.5 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued research and development expenses	$8,457	$3,414
Accrued general and administrative expenses	682	451
Other current liabilities	44	45
Total	$9,183	$3,910

7. Zai Repotrectinib Agreement

Terms of Agreement

On July 6, 2020, the Company entered into a License Agreement (the Zai Repotrectinib Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company grants Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate, repotrectinib (the Products), in Mainland China, Hong Kong, Macau and Taiwan (each, a region and collectively, the Territory). The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Products outside the Territory. The Company will supply or have supplied to Zai the Products for use in the Territory pursuant to a supply agreement for agreed upon consideration, except that Zai has the right, at its election, to package and label the Products in or outside the Territory for use in the Territory. In addition, during the term of the Zai Repotrectinib Agreement, Zai will be obligated to pay the Company tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Products in the Territory, subject to adjustments in specified circumstances.

Zai will be responsible for conducting the development and commercialization activities in the Territory related to the Products at Zai’s own expense, subject to limited exceptions pursuant to which the Company may be responsible for the cost. The Company will be responsible for global clinical studies of the Products, including the portions that may be conducted in the Territory, at the Company’s expense, except that Zai will participate in global clinical studies of the Products through clinical trial sites in the Territory as agreed as of the effective date of the Zai Repotrectinib Agreement and may, at Zai’s election, participate in future global clinical studies of the Products through clinical trial sites in the Territory, in each case at Zai’s expense.

The Zai Repotrectinib Agreement will continue in effect until expiration of the last royalty term for a Product in any region in the Territory, where the royalty term for a Product in a region continues until the later of (i) the date of the last-to-expire valid claim within Company’s patent rights that covers the Product in such region in the Territory; (ii) the expiry of the regulatory exclusivity for such Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Product in such region. Subject to the terms of the Zai Repotrectinib Agreement, Zai may terminate the Zai Repotrectinib Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai Repotrectinib Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights. Either party may terminate the Zai Repotrectinib Agreement for the other party’s uncured material breach of the Zai License Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that is not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the Products.

Pursuant to the terms of the Zai Repotrectinib Agreement, the Company received an upfront cash payment of $25.0 million and will be eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai Repotrectinib Agreement, Zai will pay the Company tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Products in the Territory, subject to adjustments in specified circumstances.

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

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020.  The $0.7 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. As of December 31, 2020, the Company has not recognized any revenue associated with the clinical supply performance obligation.

The Company assessed the Zai Repotrectinib Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. The upfront payment received by the Company was subject to foreign tax withholdings.  The Company recorded this tax expense to general and administrative expense in the Statements of Operations and Comprehensive Loss.

8. Commitments and Contingencies

Operating Leases

The Company has one lease agreement for the leasing of office and laboratory space with an initial lease term of four years resulting in an initial lease liability of $4.0 million and a right-of-use asset of $3.7 million, which is net of $0.3 million of the Company’s deferred gain from the office and laboratory space surrendered in 2019.  The right-of-use asset and corresponding lease liability was estimated assuming a remaining lease term of 48 months and an estimated discount rate of 8.5%, which was the Company’s incremental borrowing rate at the date of the lease commencement.

Future minimum payments under the lease as of December 31, 2020 are as follows (in thousands):

2021	1,668
2022	1,718
2023	872
Total future minimum lease payments	4,258
Less: amounts representing interest	(439)
Total lease liability	$3,819
Remaining lease term	2.5 years

Rent expense for the years ended December 31, 2020, 2019 and 2018 was approximately $1.5 million, and $1.1 million and $0.5 million, respectively. The Company made cash payments related to its operating lease agreement of $1.6 million, $1.2 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Stockholders’ Equity

Stock Option Plan

At the Market Offering

In August 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC, or ATM facility, under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock.  To date, the Company has not yet sold any shares of common stock under the ATM facility.

Stock Option Plan

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year during the ten-year term of the Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.  On January 1, 2020, the Company added 1,436,604 shares to the Plan. As of December 31, 2020, the Plan had a maximum of 2,294,124 total shares available for issuance.

Options expire within a period of not more than ten years from the date of grant. Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire three months after employee termination. Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at December 31, 2020, had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $46.00, $21.66 and $6.23 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, unrecognized compensation expense related to unvested options was $110.9 million and is expected to be recognized over a weighted average term of 2.60 years.

The following summarizes option activity for the year ended December 31, 2020:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	5,254,269	$14.59	9.0	$250,611
Options granted	2,167,920	$67.64
Options exercised	(1,218,410)	$10.04
Options forfeited or cancelled	(413,066)	$20.81
Balance as of December 31, 2020	5,790,713	$34.97	8.4	$503,114

Options vested and exercisable as of December 31, 2020	2,002,242	$18.50	7.7	$206,932

The fair values of the employee stock options granted during 2020, 2019 and 2018 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.15%	2.13%	2.61 - 3.10%
Volatility	79.5%	79.8%	80.4 - 82.5%
Expected term (in years)	6.07	6.05	5.77 - 6.08
Dividend yield	-	-	-

Restricted Stock Units

The summary of the Company’s restricted stock unit activity for the periods presented is as follows:

	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	-	$-
Granted	21,500	$59.94
Vested	-	$-
Forfeited	-	$-
Outstanding as of December 31, 2020	21,500	$59.94	$2,620

No awards are vested at December 31, 2020. As of December 31, 2020, the total unrecognized compensation related to restricted stock units granted was $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.53 years.

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

As of December 31, 2020, unrecognized compensation expense related to the ESPP was $1.4 million.

The assumptions used for the year ended December 31, 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during 2020 were as follows:

Year Ended December 31,
	2020	2019
Risk-free interest rate	0.08 – 0.19%	1.55 - 2.13%
Volatility	79.7 - 91.6%	70.6 - 76.2%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	-	-

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

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718).  The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because pursuant to Dr. Cui’s existing employment agreement as of her resignation date, these stock options would have been forfeited on the date of termination. As a result of these modifications the Company recognized $31.4 million in stock-based compensation expense in the first quarter of 2020. Because the services performed during the consulting period were considered nonsubstantive, the Company recognized the full $31.4 million in stock-based compensation expense on the date of the modification and presented this amount in general and administrative expenses in the statement of operations and comprehensive loss.

Stock-based compensation expense

Stock-based compensation expense resulting from grants under the Company’s equity incentive plan and employee stock purchase plan is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$15,539	$6,075	$556
General and administrative	48,624	6,631	591
Total stock-based compensation expense	$64,163	$12,706	$1,147

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following:

	December 31,
	2020	2019
Common stock options outstanding	5,790,713	5,254,269
RSUs outstanding	21,500	-
Options to purchase common stock available for issuance under the Plan	2,294,124	2,633,874
Shares available for purchase under ESPP	249,817	278,304
Total	8,356,154	8,166,447

10. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company has recorded as expense $0.8 million, $0.5 million and $0.2 million in matching contributions for the years ended December 31, 2020, 2019 and 2018, respectively.

11. Income Taxes

No provision for federal or state income taxes has been recorded for the years ended December 31, 2020, 2019 and 2018 other than the $800 annual tax for C corporations paid to the state of California.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax computed at federal statutory rate	21.0%	21.0%	21.0%
Permanent items	—	—	(2.4)
Stock based compensation	(1.7)	1.6	(0.8)
Research and development tax credits	2.5	1.6	1.1
Orphan drug tax credit	4.4	6.8	6.5
Other	(0.1)	—	—
Valuation allowance	(26.1)	(31.0)	(25.4)
Effective income tax rate	—%	—%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$47,411	$22,226
Research and development credits	5,415	1,521
Orphan drug credit	15,622	8,657
Accrued liabilities	1,552	1,073
Right of use asset	802	1,062
Stock-based compensation expense	6,386	1,909
Other, net	2	—
Total deferred tax assets	77,190	36,448
Deferred tax liabilities
Fixed assets	(124)	(154)
Lease liabilities	(705)	(944)
	(829)	(1,098)
Total	76,361	35,350
Less: valuation allowance	(76,361)	(35,350)
Net deferred tax assets	$—	$—

The valuation allowance increased by $41.0 million during the year ended December 31, 2020.

Due to the uncertainties surrounding the realization of deferred tax assets, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2020, the Company has federal and state net operating loss carryforwards of approximately $225.8 million and $111.5 million, respectively. Portions of the federal and state tax loss carryforwards will begin to expire in 2033 if not utilized. The $205.3 million of the federal net operating loss carryforwards generated post 2017 can be carried forward indefinitely. At December 31, 2020, the Company has federal and state research and development tax credits of approximately $3.2 million and $4.6 million, respectively. At December 31, 2020, the Company has federal Orphan Drug tax credits of approximately $20.6 million. If not utilized, the federal research tax credit will begin to expire in 2035 and the Orphan Drug credit will begin to expire in 2037. The California research tax credit can be carried forward indefinitely.

Pursuant to Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% (by value) occurs within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through June 30, 2020. The Company experienced ownership changes in 2013, 2015, and 2017, but the ownership changes did not result in a material forfeiture of tax attributes. The Company has not completed its analysis to determine whether our net operating loss and credit carryforwards generated in the last 6-months of the tax year ending December 31, 2020, are subject to an annual limitation under Sections 382 or 383 of the Code. Once the Section 382 analysis is updated through December 31, 2020, any limitations on the net operating loss and credit carryforwards will be updated through December 31, 2020.

Total unrecognized income tax benefits related to California net operating losses, federal and California research and development and federal Orphan drug tax credit carryforwards were approximately $16.5 million at December 31, 2020. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. As of December 31, 2020, the Company has no accrual for interest and penalties related to unrecognized tax benefits. There are no unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate due to valuation allowances. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. At December 31, 2019, and December 31, 2020, the unrecognized tax benefits recorded were approximately $14.8 million and $16.5 million, respectively.  Approximately $14.2 million of the unrecognized tax benefits would reduce our annual effective tax rate, if recognized, subject to the valuation allowance.  It is not anticipated that there will be significant change in the unrecognized tax benefits over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019
Beginning balance	$14,825	$7,488
Additions (Reductions) for tax positions taken in prior years	(869)	50
Additions for tax positions taken in current year	2,517	7,287
Ending balance	$16,473	$14,825

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates including U.S. Federal and California. In the normal course of business, the Company is subject to examination by the United States Internal Revenue Service and the taxing authorities in state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2013 and onwards are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties since inception.

12. Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2020 and 2019 (unaudited, in thousands, except for share and per share data):

	Three months ended,
	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Loss from operations	(47,939)	(18,539)	(32,732)	(62,626)
Net loss	(47,376)	(17,705)	(31,493)	(60,718)
Net loss per share, basic and diluted	$(1.02)	$(0.42)	$(0.82)	$(1.69)
Weighted-average common shares outstanding, basic and diluted	46,588,835	42,185,824	38,603,236	35,919,358

	Three months ended,
	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Loss from operations	(23,065)	(22,140)	(18,454)	(14,065)
Net loss	(20,959)	(20,483)	(17,142)	(13,547)
Net loss per share, basic and diluted	$(0.58)	$(0.63)	$(0.70)	$(3.97)
Weighted-average common shares outstanding, basic and diluted	35,851,252	32,312,814	24,479,767	3,413,760

13. Subsequent Events

On January 10, 2021, the Company entered into a License Agreement (the Zai TPX-0022 Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate TPX-0022 (the TPX-0022 Products), in Mainland China, Hong Kong, Macau and Taiwan (collectively, the Territory). The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Products outside the Territory.

Pursuant to the terms of the Zai TPX-0022 Agreement, the Company will receive an upfront cash payment of $25.0 million and will be eligible to receive up to approximately $336.0 million in development and sales milestone payments, consisting of up to approximately $121.0 million of development milestones and up to $215.0 million of sales milestones. In addition, during the term of the Zai TPX-0022 Agreement, Zai will pay the Company tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of the Products in the Territory, subject to adjustments in specified circumstances.