Form 10-Q
period 2021-03-31
Turning Point Therapeutics, Inc.
filed 2021-05-05
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30 2021 the registrant had 49,154,551 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2021	2020
Assets	Unaudited
Current assets:
Cash and cash equivalents	$469,167	$554,101
Marketable securities	645,610	568,407
Prepaid and other current assets	7,135	8,171
Total current assets	1,121,912	1,130,679
Property and equipment, net	2,509	2,604
Right-of-use lease assets	3,056	3,357
Other assets	107	73
Total assets	$1,127,584	$1,136,713
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$6,784	$5,225
Accrued expenses and other current liabilities	12,283	9,183
Accrued compensation	3,865	8,588
Current portion of operating lease liabilities	1,439	1,396
Total current liabilities	24,371	24,392
Operating lease liabilities, long-term	2,048	2,423
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value;10,000,000 shares authorized at March 31, 2021 and December 31, 2020, zero shares outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 49,117,040 and 48,678,540 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,416,817	1,389,860
Accumulated other comprehensive income	23	209
Accumulated deficit	(315,680)	(280,176)
Total stockholders' equity	1,101,165	1,109,898
Total liabilities and stockholders’ equity	$1,127,584	$1,136,713

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$25,205	$-
Operating expenses:
Research and development	41,263	22,769
General and administrative	19,991	39,857
Total operating expenses	61,254	62,626
Loss from operations	(36,049)	(62,626)
Other income, net	545	1,908
Net loss	(35,504)	(60,718)
Unrealized loss on marketable securities	(186)	(316)
Comprehensive loss	$(35,690)	$(61,034)
Net loss per share, basic and diluted	$(0.73)	$(1.69)
Weighted-average common shares outstanding, basic and diluted	48,920,403	35,919,358

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	48,678,540	$5	$1,389,860	$209	$(280,176)	$1,109,898
Option exercises	438,500	–	9,679	–	–	9,679
Stock-based compensation expense	–	–	17,278	–	–	17,278
Net loss	–	–	–	–	(35,504)	(35,504)
Other comprehensive loss	–	–	–	(186)	–	(186)
Balance at March 31, 2021	49,117,040	$5	$1,416,817	$23	$(315,680)	$1,101,165

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	35,915,119	$4	$526,960	$271	$(122,884)	$404,351
Option exercises	7,129	–	25	–	–	25
Stock-based compensation expense	–	–	38,365	–	–	38,365
Net loss	–	–	–	–	(60,718)	(60,718)
Other comprehensive loss	–	–	–	(316)	–	(316)
Balance at March 31, 2020	35,922,248	$4	$565,350	$(45)	$(183,602)	$381,707

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities
Net loss	$(35,504)	$(60,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,278	38,365
Depreciation	253	208
Accretion of premium (discount) on marketable securities	1,400	(242)
Amortization of right-of-use operating lease asset	380	380
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,002	(2,819)
Accounts payable	1,542	(28)
Accrued expenses and other current liabilities	2,690	946
Accrued compensation	(4,723)	(3,958)
Net cash used in operating activities	(15,682)	(27,866)

Investing activities
Purchases of marketable securities	(160,650)	(63,675)
Sales and maturities of marketable securities	81,862	73,620
Purchases of property and equipment	(143)	(454)
Net cash (used in) provided by investing activities	(78,931)	9,491

Financing activities
Proceeds from issuance of common stock under equity incentive plans	9,679	25
Net cash provided by financing activities	9,679	25

Net decrease in cash and cash equivalents	(84,934)	(18,350)
Cash and cash equivalents at the beginning of period	554,101	48,188
Cash and cash equivalents at the end of period	$469,167	$29,838

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$16	$-

See accompanying notes.

Turning Point Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Formation and Business of the Company; Basis of Presentation

Organization

Turning Point Therapeutics, Inc. (the Company) was organized in 2013 and commenced operations in 2014. The Company is a clinical-stage precision oncology biopharmaceutical company designing and developing novel small molecule, targeted oncology therapies.  The Company’s principal operations are in the United States and the Company operates in one segment, with its headquarters in San Diego, California.

The Company’s primary activities since inception have been to build infrastructure, conduct research and development, including clinical trials, perform business and financial planning, and raise capital.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. In the opinion of management, the unaudited condensed financial statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed financial statements for the quarter ended March 31, 2021 are issued.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to Financial Statements included in its Annual Report on Form 10‑K for the year ended December 31, 2020.

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

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions.  Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2021, cash and cash equivalents and marketable securities totaling $1,114.5 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, the Company believes represent a minimal credit risk.

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

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, restricted stock units (RSUs) and performance stock units (PSUs). The Company excluded stock options to purchase common stock, RSUs and PSUs from the number of shares used to calculate diluted shares outstanding because the inclusion of these potentially dilutive securities would have been antidilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	5,581,907	6,556,169
RSUs	162,165	-
PSUs	176,675	-
Total	5,920,747	6,556,169

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At March 31, 2021, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$152,912	$50	$-	$152,962
U.S. Government agency securities	2 years or less	173,309	71	-	173,380
Corporate debt securities	2 years or less	163,573	16	(98)	163,491
Commercial paper	Less than 1	155,777	-	-	155,777
Total marketable securities		$645,571	$137	$(98)	$645,610

At December 31, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$113,662	$19	$(1)	$113,680
U.S. Government agency securities	2 years or less	173,583	100	-	173,683
Corporate debt securities	2 years or less	169,189	103	(27)	169,265
Commercial paper	Less than 1	111,779	-	-	111,779
Total marketable securities		$568,213	$222	$(28)	$568,407

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of March 31, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$178,150	$-	$-	$178,150
U.S. Treasuries	152,962	-	-	152,962
U.S. Government agency securities	-	173,380	-	173,380
Corporate debt securities	-	179,174	-	179,174
Commercial paper	-	430,289	-	430,289
Total cash equivalents and marketable securities	$331,112	$782,843	$-	$1,113,955

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$299,571	$-	$-	$299,571
U.S. Treasuries	113,680	-	-	113,680
U.S. Government agency securities	-	173,683	-	173,683
Corporate debt securities	-	180,718	-	180,718
Commercial paper	-	354,223	-	354,223
Total cash equivalents and marketable securities	$413,251	$708,624	$-	$1,121,875

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$1,678	$1,629
Computer equipment and software	1,065	956
Tenant improvements	1,108	1,108
Furniture and fixtures	357	357
Property and equipment	4,208	4,050
Less: accumulated depreciation	(1,699)	(1,446)
Property and equipment, net	$2,509	$2,604

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$11,615	$8,457
Accrued general and administrative expenses	638	682
Other current liabilities	30	44
Total	$12,283	$9,183

7. Zai License Agreements

Zai Repotrectinib Agreement

In July 2020, the Company entered into a license agreement (the Zai Repotrectinib Agreement) with Zai Lab (Shanghai) Co., Ltd. (Zai), pursuant to which the Company granted Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate, repotrectinib (the Repotrectinib Products), in Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Territory or Greater China). The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Repotrectinib Products outside the Zai Territory. The Company will supply or have supplied to Zai the

Repotrectinib Products for use in the Zai Territory pursuant to a supply agreement for agreed upon consideration, except that Zai has the right, at its election, to package and label the Repotrectinib Products in or outside the Zai Territory for use in the Zai Territory.

Pursuant to the terms of the Zai Repotrectinib Agreement, the Company has received an upfront cash payment of $25.0 million and is eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai Repotrectinib Agreement, Zai is obligated to pay the Company tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Repotrectinib Products in the Zai Territory, subject to adjustments in specified circumstances.

Zai is responsible for conducting the development and commercialization activities in the Zai Territory related to the Repotrectinib Products at Zai’s own expense, subject to limited exceptions pursuant to which the Company may be responsible for the cost. The Company is responsible for global clinical studies of the Repotrectinib Products, including the portions that may be conducted in the Zai Territory, at the Company’s expense, except that Zai will participate in global clinical studies of the Repotrectinib Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai Repotrectinib Agreement and may, at Zai’s election, participate in future global clinical studies of the Repotrectinib Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

The Zai Repotrectinib Agreement will continue in effect until expiration of the last royalty term for a Repotrectinib Product in any region in the Zai Territory, where the royalty term for a Repotrectinib Product in a region continues until the later of (i) the date of the last-to-expire valid claim within Company’s patent rights that covers the Repotrectinib Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such Repotrectinib Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Repotrectinib Product in such region. Subject to the terms of the Zai Repotrectinib Agreement, Zai may terminate the Zai Repotrectinib Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai Repotrectinib Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights. Either party may terminate the Zai Repotrectinib Agreement for the other party’s uncured material breach of the Zai Repotrectinib Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that is not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the Repotrectinib Products.

Revenue Recognition

The Company determined that two performance obligations existed: (1) the exclusive license, bundled with the associated know-how and (2) the Company's initial obligation to supply repotrectinib for clinical development in the Zai Territory.

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

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020.  The $0.7 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. For the three months ended March 31, 2021, the Company recognized $0.2 million in revenue associated with the clinical supply performance obligation.

The Company assessed the Zai Repotrectinib Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. As of March 31, 2021, the Company has not recognized any revenue associated with developmental or sales milestones.

Zai TPX-0022 Agreement

On January 10, 2021, the Company entered into a license agreement with Zai (the Zai TPX-0022 Agreement) pursuant to which the Company granted Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate, TPX-0022 (the TPX-0022 Products), in the Zai Territory.  The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the TPX-0022 Products outside the Zai Territory.

Pursuant to the terms of the Zai TPX-0022  Agreement, the Company has received an upfront cash payment of $25.0 million and is eligible to receive up to $336.0 million in development and sales milestone payments, consisting of up to $121.0 million of development milestones and up to $215.0 million of sales milestones. In addition, during the term of the Zai TPX-0022 Agreement, Zai is obligated to pay the Company tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of the TPX-0022 Products in the Zai Territory, subject to adjustments in specified circumstances.

Zai is responsible for conducting the development and commercialization activities in the Zai Territory related to the TPX-0022 Products at Zai’s own expense, subject to limited exceptions pursuant to which the Company may be responsible for the cost. The Company is responsible for global clinical studies of the TPX-0022 Products, including the portions that may be conducted in the Zai Territory, at the Company’s expense, except that Zai will participate in global clinical studies of the TPX-0022 Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai TPX-0022 Agreement and may, at Zai’s election subject to specified exceptions, participate in future global clinical studies of the TPX-0022 Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

The Zai TPX-0022 Agreement will continue in effect until expiration of the last royalty term for a TPX-0022 Product in any region in the Zai Territory, where the royalty term for a TPX-0022 Product in a region continues until the later of (i) the date of the last-to-expire valid claim within Company’s patent rights that covers the TPX-0022 Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such TPX-0022 Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such TPX-0022 Product in such region. Subject to the terms of the Zai TPX-0022 Agreement, Zai may terminate the Zai TPX-0022 Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai TPX-0022 Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights. Either party may terminate the Zai TPX-0022 Agreement for the other party’s uncured material breach of the Zai TPX-0022 Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that is not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the TPX-0022 Products.

Revenue Recognition

The Company determined that two performance obligations existed: (1) the exclusive license, bundled with the associated know-how and (2) the Company’s initial obligation to supply TPX-0022 for clinical development in the Zai Territory.

The total transaction price of $25.9 million was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues, expected development timelines, discount rates, probabilities of technical and regulatory success and costs for manufacturing clinical supplies.

The Company delivered the license and technical know-how to Zai in the first quarter of 2021 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the first quarter of 2021.  The $0.9 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. As of March 31, 2021, the Company has not recognized any revenue associated with the clinical supply performance obligation under the Zai TPX-0022 Agreement.

The Company assessed the Zai TPX-0022 Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. The upfront payment received by the Company was subject to foreign tax withholdings.  The Company recorded this tax expense to general and administrative expense in the Condensed Statements of Operations and Comprehensive Loss.

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

Future minimum payments under the lease as of March 31, 2021 are as follows (in thousands):

2021	1,257
2022	1,718
2023	872
Total future minimum lease payments	3,847
Less: amounts representing interest	(360)
Total lease liability	$3,487
Remaining lease term	2.3 years

Rent expense was $0.4 million for the three months ended March 31, 2021 and 2020.  The Company paid $0.4 million of cash payments related to its operating lease agreement for the three months ended March 31, 2021 and 2020.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock.  To date, the Company has not yet sold any shares of common stock under the ATM facility.

Equity Compensation Plans

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year through January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.  On January 1, 2021, the Company added 1,947,141 shares to the Plan. At March 31, 2021, the Plan had 3,694,231 total shares available for issuance.

Stock Options

Options expire within a period of not more than ten years from the date of grant.  Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire three months after employee termination.  Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at March 31, 2021 had vesting periods of four years.

The weighted-average grant-date fair value of options granted to employees was $91.68 and $41.46 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $137.0 million in total unrecognized compensation expense expected to be recognized over a weighted average period of 2.60 years.

The following summarizes option activity under the Plan for the periods presented:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	5,790,713	$34.97	8.4	$503,114
Options granted	557,977	$133.64
Options exercised	(438,500)	$21.81
Options forfeited or cancelled	(328,283)	$57.10
Balance as of March 31, 2021	5,581,907	$44.58	7.9	$301,475

Options vested and exercisable as of March 31, 2021	2,003,824	$20.66	6.6	$148,513

The fair values of the employee stock options granted during the three months ended March 31, 2021 and 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.68%	1.47%
Volatility	80.6%	79.0%
Expected term (in years)	6.07	6.08
Dividend yield	-	-

Restricted Stock Units

The summary of the Company’s restricted stock unit activity for the periods presented is as follows:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	21,500	$59.94	$2,620
Granted	146,057	$135.66
Vested	-	$-
Forfeited	(5,392)	$140.01
Outstanding as of March 31, 2021	162,165	$125.47	$15,339

No awards are vested at March 31, 2021. As of March 31, 2021, the total unrecognized compensation related to restricted stock units granted was $19.5 million, which the Company expects to recognize over a weighted-average period of approximately 3.76 years.

Performance Stock Units

During the first quarter of 2021, the Company granted PSUs.  PSUs vest based on the achievement of certain predefined Company-specific performance criteria and expire as of December 31, 2023. The fair value of PSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. The Company will recognize expense in proportion to the number of PSUs that are deemed probable of vesting, based on the Company’s evaluation of the respective performance-based criteria, at each reporting date.

The summary of the Company’s PSU activity for the periods presented is as follows:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	-	$-	$-
Granted	186,375	$138.46
Vested	-	$-
Forfeited	(9,700)	$140.01
Outstanding as of March 31, 2021	176,675	$138.38	$16,712

As of March 31, 2021, the Company does not estimate that the achievement of any performance-based criteria is probable, and no PSUs vested during the first quarter of 2021.

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the ESPP). The ESPP became effective immediately prior to the date of the underwriting agreement related to the Company’s initial public offering. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. As of March 31, 2021, a total of 249,817 shares of common stock were available for purchase under the ESPP.

The assumptions used for the three months ended March 31, 2021 and 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during such periods were as follows:

Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.08 - 0.19%	1.55 - 2.13%
Volatility	79.7 - 91.6%	70.6 - 76.2%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	-	-

Modifications to Outstanding Equity Awards

On March 30, 2021, Sheila Gujrathi, M.D., and Jacob M. Chacko, M.D. resigned from the Board of Directors (the Board) of the Company, effective immediately, to focus on other endeavors. Dr. Gujrathi also resigned from her position as Chair of the Board and Dr. Chacko resigned from each committee of the Board for which he was a member. In connection with the foregoing, the Board approved an amendment to the option awards held by Drs. Gujrathi and Chacko to provide that (i) all shares subject to such option awards are fully vested and exercisable as of the resignation date and (ii) the post-resignation exercise period shall be extended to September 30, 2022.

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718). The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because without Board approval, these stock options would have been forfeited on the date of resignation. As a result of these modifications the Company recognized $5.6 million in stock-based compensation expense in the first quarter of 2021 in general and administrative expenses in the condensed statement of operations and comprehensive loss.

On January 9, 2020, the Company entered into a Transition Separation and Consulting Agreement (the Transition Agreement) with the Company’s former Chief Scientific Officer (CSO), Dr. Jingrong Jean Cui. In connection with this Transition Agreement, Dr. Cui resigned from her position as CSO effective January 31, 2020 and thereafter agreed to serve as a consultant to the Company on an as needed basis until June 30, 2020. In accordance with the terms of the Transition Agreement, the Company recorded $1.2 million in expense during the first quarter of 2020 representing the cash severance that was paid to Dr. Cui during 2020. The terms of the Transition Agreement allowed Dr. Cui to continue to vest her outstanding options through to the end of the consulting period on June 30, 2020. At the termination of the consulting period, Dr. Cui immediately received an additional eighteen months vesting of her stock options. In addition, the Company extended Dr. Cui’s period to exercise her vested stock options from 90 days to 12 months from the date of the termination of the consulting period.

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718. The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because pursuant to Dr. Cui’s existing employment agreement as of her resignation date, these stock options would have been forfeited on the date of termination. As a result of these modifications the Company recognized $31.4 million in stock-based compensation expense in the first quarter of 2020. Because the services performed during the consulting period were considered nonsubstantive, the Company recognized the full $31.4 million in stock-based compensation expense on the date of the modification and presented this amount in general and administrative expenses in the statement of operations and comprehensive loss.

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted under the Company’s equity plans totaled the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$6,002	$3,365
General and administrative	11,276	35,000
Total stock-based compensation expense	$17,278	$38,365

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

March 31,
2021
Options to purchase common stock	5,581,907
PSUs outstanding	176,675
RSUs outstanding	162,165
Options to purchase common stock available for issuance under the Plan	3,694,231
Shares available for purchase under ESPP	249,817
Total	9,864,795

10. Subsequent Events

On April 9, 2021, the Company entered into an Office Lease (the Lease) with Gateway Torrey Hills LLC (Landlord) for the lease of approximately 20,679 square feet of rentable area of the building located at 3580 Carmel Mountain Road, San Diego, California 92130 (the Premises). The commencement date of the Lease is expected to be on or around May 24, 2021.  The Company plans to use the Premises for general office use.  The term of the Lease (the Term) is 25 months. The minimum rent payable by the Company under the Lease will be approximately $0.1 million per month for the lease term. The Company will also be responsible for the payment of additional rent to cover the Company’s share of increases in the annual operating expenses and annual tax expenses of the building over such expenses incurred in the base year ending June 30, 2021. In the event of a default of certain of the Company’s obligations under the Lease, Landlord would have the right to terminate the Lease and recover certain unpaid rent and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) on March 1, 2021.

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

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing and we plan to conduct the trial in approximately 120 sites in North America, Europe and the Asia-Pacific regions, with additional sites within China. The trial is designed to enroll a total of approximately 320 patients.  The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. In January 2021, we presented Phase 2 preliminary interim data from cohort 1 (EXP-1) of the TRIDENT-1 study in patients with ROS1+ TKI naïve NSCLC at the International Association for the Study of Lung Cancer 2020 World Conference on Lung Cancer.  We anticipate that we will reach enrollment of 50 patients pooled from the Phase 1 and Phase 2 portions of the TRIDENT-1 study in EXP-1 in the second quarter of 2021.  We also anticipate providing clinical data and enrollment updates from the study in the second half of 2021.  In addition to the TRIDENT-1 study, our Phase 1/2 CARE study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors is ongoing and we anticipate providing initial data from this study in the second half of 2021.

Program Update

Based on being granted breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI, we held a Type B meeting with the FDA in April 2021 during which we received feedback on next steps toward potential registration of repotrectinib in patients treated within the EXP-1 cohort.  The FDA guidance was generally supportive of our current plans for clinical, manufacturing and companion diagnostic development. In addition, the FDA guided that a meeting should be requested to discuss topline blinded independent central review (BICR) results when responders have been followed for greater than or equal to six months past onset of response. We believe we have the potential to discuss the topline results from patients treated within EXP-1 at a meeting with the FDA in the first quarter of 2022.

In April 2021, we presented preclinical data at the American Association for Cancer Research (AACR) annual meeting demonstrating that repotrectinib in combination with approved MEK inhibitor, trametinib, was more effective than single-agent treatment of either repotrectinib or trametinib in patient-derived KRAS mutant G12D/V lung and G12D/V/R pancreatic cancer models.  The study of repotrectinib and trametinib for the treatment of patients with locally advanced or metastatic KRAS-mutant solid tumors was allowed to proceed by the FDA in April 2021, and we plan to initiate the study in patients with KRAS mutant G12D advanced solid tumors in mid-2021.  This is the first cohort of our planned multi-arm TRIDENT-2 combination clinical trial in patients with advanced KRAS-mutant solid tumors.

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

Program Update

In April 2021, we presented preclinical data at the AACR annual meeting demonstrating potential utility of TPX-0022 in combination with immune checkpoint inhibitors.  In a syngeneic xenograft tumor model, TPX-0022 treatment downregulated immunosuppressive cytokines, increased anti-tumor M1 macrophages, and enriched levels of CD8+ cytotoxic T cells. TPX-0022 had single agent in vivo efficacy and enhanced the efficacy of an anti-PD-1 inhibitor. With the new data, we are evaluating a potential additional combination clinical study of TPX-0022 and an anti-PD-1 checkpoint inhibitor.

TPX-0046

The Phase 1 portion of our Phase 1/2 SWORD-1 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 60 patients in the Phase 1 dose finding portion, approximately 90 patients in multiple planned Phase 1 dose expansion cohorts following determination of the recommended Phase 2 dose, and approximately 300 patients in the Phase 2 portion at sites in North America, Europe and Asia-Pacific regions.

Program Update

In April 2021, we reported initial data from the Phase 1 dose finding portion of our SWORD-1 clinical trial of TPX-0046.  Twenty-one patients enrolled in the study, including 10 with NSCLC and 11 with medullary thyroid carcinoma (MTC) who were treated between December 2019 and the data cut-off date of March 10, 2021. Patients included those with RET-altered TKI-naïve NSCLC (n=3; all previously treated with platinum-based chemotherapy and immunotherapy) and MTC (n=2), and TKI-pretreated NSCLC (n=7) and MTC (n=9). All 16 TKI-pretreated patients were previously treated with a selective RET TKI and nine patients (56%) were treated with more than one prior TKI. Ninety-one percent of patients (19/21) had a baseline Eastern Cooperative Oncology Group (ECOG) performance score of one, and nearly half (10/21) received three or more prior therapies.

Preliminary efficacy data by investigator assessment was available for 14 evaluable patients with baseline measurable disease and at least one post-baseline assessment per RECIST v1.1, including TKI-naïve NSCLC (n=3) and MTC (n=2), and TKI-pretreated NSCLC (n=4) and MTC (n=5). As of the March 10, 2021 data cut-off date:

Preliminary Safety and Pharmacokinetic Results

•

A total of 21 patients with RET-altered NSCLC or MTC were treated with TPX-0046 across multiple doses and schedules from 10mg once daily (QD) to 30mg QD.  TPX-0046 was generally well tolerated, with the most frequent treatment emergent adverse event (TEAE) being Grade 1 or 2 dizziness. The maximum tolerated dose had not been determined, with 1 dose-limiting toxicity of treatment-related Grade 2 gait disturbance at 30 mg QD.

•

TEAEs reported in greater than 20 percent of patients were dizziness (43%); fatigue (38%); alkaline phosphatase increase, constipation, decreased appetite, dry mouth, hyperphosphataemia, lipase increase (29% each); and alanine aminotransferase increase, dehydration, and muscular weakness (24% each).

•

There were infrequent dose reductions or drug discontinuations due to TEAEs. The majority of treatment related adverse events (TRAEs) were Grade 1 or 2 and there were no Grade 4 or 5 TRAEs.  There were no treatment related Grade 3 or greater ALT/AST elevations, any grade of hypertension, hemorrhagic events or QT prolongation, and no interstitial lung disease or pneumonitis.

•	Preliminary pharmacokinetic data indicates exposure increases in a dose dependent manner.

Preliminary Efficacy Results

•

Of five RET TKI-naïve patients, four showed tumor regressions of -42%, -37%, -23%, and -3%, including two patients dosed at 30 mg QD who achieved confirmed partial responses with duration of responses of 5.6 and 5.8+ months, respectively.  Three of the four patients with regressions remained on treatment awaiting their next scan.

•

Of nine TKI-pretreated patients, three patients (two treated with only one prior selective RET TKI) achieved tumor regressions of -44%, -27% and -17%. All three patients remained on treatment awaiting their next scan.

•	Of the 14 evaluable patients, duration of treatment ranged from 5.1 to 51+ weeks and seven patients (50%) remained on treatment.

We are currently evaluating doses and schedules to determine a recommended Phase 2 dose. After determination of the recommended Phase 2 dose, we plan to study TPX-0046 in multiple Phase 1 dose expansion cohorts in up to 90 patients with RET-altered malignancies, prior to an end of Phase 1 meeting with the FDA.

TPX-0131

Our fourth drug candidate, TPX-0131, is a next-generation ALK inhibitor.  TPX-0131 has been designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation and G1202R/L1196M compound mutation.  Additionally, preclinical in vivo studies have shown that TPX-0131 has brain tissue penetration after repeat oral dosing supporting the potential to cross the blood-brain barrier.

Program Update

In April 2021, the FDA allowed our clinical study to proceed for TPX-0131 to be evaluated in ALK+ advanced or metastatic NSCLC. Additionally, in April 2021, we initiated our global Phase 1/2 FORGE-1 study of TPX-0131 in TKI-pretreated patients with ALK+ advanced NSCLC in Australia.  The Phase 1 dose finding will enroll patients with locally advanced or metastatic TKI-pretreated ALK-positive NSCLC. The study endpoints include safety and tolerability, determination of the maximum tolerated dose and/or the recommended Phase 2 dose, and objective response rate by RECIST 1.1.

In April 2021, we presented preclinical data at the AACR annual meeting showing the potential of TPX-0131 to cross the blood-brain barrier and its potency against wild type ALK (IC50=0.4 nM) and a broad spectrum of acquired ALK resistance mutations, including the G1202R solvent front mutation (IC50=0.2 nM), L1196M gatekeeper mutation (IC50=0.5 nM), and multiple compound mutations (IC50< 1 nM), based on cell proliferation assays.

Discovery Platform

Our macrocycle platform is the foundation of our current drug candidate pipeline and we are applying novel small molecule design approaches integrating tumor biology and structure-based design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-

pretreated patients.  We anticipate our internal and external exploration of oncology candidates will continue to include kinome targets and other oncogenic signaling proteins and pathways that address high unmet medical needs.

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

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of March 31, 2021, we had an accumulated deficit of $315.7 million and we incurred net losses of approximately $35.5 million and $60.7 million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as our license agreements with Zai Lab (Shanghai) Co., Ltd. (Zai) that we executed in July 2020 (the Zai Repotrectinib Agreement) and January 2021 , which was amended in March 2021 (the Zai TPX-0022 Agreement, and together with the Zai Repotrectinib Agreement, the Zai License Agreements), we

may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai Repotrectinib Agreement we recognized revenue of $25.0 million in the year ended December 31, 2020, and $0.2 million for the three months ended March 31, 2021. Under the Zai TPX-0022 Agreement, we recognized revenue of $25.0 million for the three months ended March 31, 2021. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses
Repotrectinib	$23,690	$12,976
TPX-0022	5,808	3,509
TPX-0046	6,463	2,894
Other research programs	5,302	3,390
Total research and development expenses	$41,263	$22,769

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses and other income during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to determining the standalone selling prices of performance obligations associated with license arrangements, preclinical and clinical trial costs and accruals and stock-based compensation costs. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenue	$25,205	$-	$25,205
Operating expenses:
Research and development	41,263	22,769	18,494
General and administrative	19,991	39,857	(19,866)
Total operating expenses	61,254	62,626	(1,372)
Loss from operations	(36,049)	(62,626)	(26,577)
Other income, net	545	1,908	(1,363)
Net loss	$(35,504)	$(60,718)	$(25,214)

Revenue

Revenue recognized during the three months ended March 31, 2021 of $25.0 million was related to the Zai TPX-0022 Agreement and we recognized $0.2 million in revenue for the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in Zai’s territory.

Research and development expenses

Research and development expenses increased by $18.5 million from $22.8 million for the first quarter of 2020 to $41.3 million for the first quarter of 2021. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

General and administrative expenses decreased by $19.9 million from $39.9 million for the first quarter of 2020 to $20.0 million for the first quarter of 2021. The decrease was primarily attributable to a one time charge to non-cash stock-based compensation expense and cash severance incurred in the first quarter of 2020 for $32.6 million.  This decrease was partially offset by increased expenses associated with higher personnel-related expenses as a result of increased employee headcount and professional fees for legal and accounting services. In addition, we recorded $5.6 million attributable to a one time charge to non-cash stock-based compensation associated with the resignations of two board members on March 30, 2021.  We recorded a $1.3 million foreign tax withholding expense as a result of the upfront payment from Zai received during the first quarter of 2021 under the Zai TPX-0022 Agreement.

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

Other income, net, decreased by $1.4 million from $1.9 million for the first quarter of 2020 to $0.5 million for the first quarter of 2021. The decrease was primarily was due to lower overall yields on our marketable securities and money market funds.

Liquidity and Capital Resources

At March 31, 2021, we had $1,114.8 million of cash, cash equivalents and marketable securities compared to $1,122.5 million at December 31, 2020. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of March 31, 2021, will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through March 31, 2021, we received net proceeds of approximately $1,321.1 million from the issuance of common stock and convertible preferred stock and through stock option exercises.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	(15,682)	(27,866)
Net cash (used in) provided by investing activities	(78,931)	9,491
Net cash provided by financing activities	9,679	25

Operating Activities

During the three months ended March 31, 2021, operating activities used approximately $15.7 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for TPX-0022 and Phase 1/2 clinical trial for TPX-0046. Cash used to fund operations is partially offset from the cash received from the $25.0 million upfront payment under the Zai TPX-0022 Agreement.

During the three months ended March 31, 2020, operating activities used approximately $27.9 million to support the development of our pipeline including clinical trials for repotrectinib, TPX-0022 and TPX-0046 and further development of TPX-0131.

Investing Activities

During the three months ended March 31, 2021, investing activities used approximately $78.9 million primarily resulting from the purchases (net of maturities) of our marketable securities.

During the three months ended March 31, 2020, investing activities provided approximately $9.5 million primarily resulting from maturities (net of purchases) of marketable securities.

Financing Activities

During the three months ended March 31, 2021, financing activities provided approximately $9.7 million, primarily resulting from option exercises.

During the three months ended March 31, 2020, financing activities provided approximately $25,000 primarily resulting from option exercises.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed financial statements appearing under Part 1, Item 1 for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2021, cash and cash equivalents and marketable securities totaling $1,114.5 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and Senior Vice President, Finance and Administration (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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
•

Adverse side effects or other safety risks associated with our drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2020 and 2019, we reported net losses of $157.3 million and $72.1 million, respectively. For the three months ended March 31, 2021 and 2020, we reported net losses of $35.5 million and $60.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $315.7 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through March 31, 2021, we received an aggregate of $1,321.1 million in net proceeds from such sales. As of March 31, 2021, our cash and cash equivalents and marketable securities were $1,114.8 million.

We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance repotrectinib, and our other drug candidates through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our drug discovery activities and our ongoing and planned clinical trials, and any other clinical trials or development activities we may choose to pursue. In addition, if we obtain marketing approval for repotrectinib or any of our other drug candidates, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of these drug candidates.  As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2021, will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 portion of TRIDENT-1, our Phase 1/2 pediatric study of repotrectinib and any other additional clinical trials evaluating repotrectinib;

•	the scope, rate of progress, results and costs of drug design, preclinical development, and clinical trials for the other drug candidates in our pipeline, including TPX-0022, TPX-0046 and TPX-0131;

•	the extent to which we develop, in-license or acquire other pipeline drug candidates or technologies;

•	the number and development requirements of other drug candidates that we may pursue, and other indications for our current drug candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates and any companion diagnostics we may pursue;

•	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	the cost associated with commercializing any approved drug candidates, including to establish sales and marketing capabilities;

•	the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;

•	the revenue, if any, received from commercial sales of repotrectinib, if approved, or our other pipeline drug candidates that receive marketing approval;

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

•

acceptance of investigation new drug (IND) submissions by the FDA or other clinical trial or similar applications from foreign regulatory authorities for our future clinical trials for our pipeline drug candidates;

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

Our assumptions about the EXP-1 cohort to support a new drug application (NDA) for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI may not be accurate.  We held a Type B meeting with the FDA in April 2021 during which we received feedback on next steps toward potential registration of repotrectinib in patients treated within the EXP-1 cohort.  The FDA’s guidance at that meeting may be subject to change, including on the basis of future topline results from this cohort.  A change in the assumptions or FDA requirements for NDA approval may delay our development timelines.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates.*

We currently have four drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary overall response rates (ORR) in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib.  Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020 and in January 2021 was only physician assessed data from a small subset of patients and may not be predictive of the final results of the trial. The preliminary interim data we reported from both our TPX-0022 Phase 1 SHIELD-1 clinical trial in October 2020 and our TPX-0046 SWORD-1 clinical trial in April 2021, were only physician assessed data from the initial patients enrolled in the dose escalation portions of each trial and may not be predictive of the final results of the trials or of any further trials of TPX-0022 or TPX-0046.

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

Before obtaining marketing approval from the FDA or comparable foreign regulatory authorities, for the sale of repotrectinib or any other drug candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our drug candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We will require the acceptance by the FDA of an IND prior to initiating any clinical trials in the United States for any future combination studies of any of our drug candidates, or for any of our future potential drug candidates. The FDA may require us to conduct additional preclinical studies for any drug candidate before it allows us to initiate clinical trials under any IND, which may lead to additional delays and increase the costs of our preclinical development programs.

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have planned or ongoing clinical trials or expanded access programs for approved and/or investigational drugs that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials or expanded access programs. This is relevant for our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors, development of TPX-0022 for the treatment of MET+ advanced solid tumors, development of TPX-0046 for the treatment of patients with RET+ advanced solid tumors, and our development of TPX-0131 for the treatment of patients with ALK+ NSCLC, indications for which approved and/or investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our CROs and clinical sites as we seek to mitigate the impact of COVID-19 on our studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures and direct-to-patient study drug shipping. Such greater dependency on electronic monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks. However, despite these efforts, we have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient screening and enrollment. We may also experience delays or disruptions in trial data collection and analysis.  These delays could have an adverse impact on our timelines and our business. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program and could have an adverse impact on our business. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Adverse side effects or other safety risks associated with repotrectinib, TPX-0022 or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Results of clinical trials of our drug candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our clinical trials of our drug candidates, a material percentage of patients in these clinical trials may die during a trial, which could impact development of our drug candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary interim data from the Phase 1 and Phase 2 portions of our repotrectinib TRIDENT-1 clinical trial, from our TPX-0022 Phase 1 SHIELD-1 clinical trial and from the Phase 1 portion of our TPX-0046 Phase 1/2 SWORD-1 clinical trial. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.  For our TRIDENT-1 data updates in August 2020 and January 2021, we reported preliminary safety and efficacy data as assessed by trial investigators, or physician assessment, using standard RECIST v1.1 criteria. The primary endpoint of the study is ORR determined not by trial investigators but rather blinded independent central review (BICR) to limit any potential bias implemented by the treating physicians in the overall efficacy assessments. Published literature demonstrates that there is often a discordance between physician assessments and BICR assessments with the physician assessed overall response data often being higher than that by BICR.  There is a risk that the preliminary physician assessed TRIDENT-1 data we reported in August 2020 and in January 2021 could be materially different from the BICR assessed data.

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

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.*

We are developing or plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients in the Phase 2 portion of TRIDENT-1. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites. There is no guarantee that the results obtained from such LDTs or other tests will be consistent with the results obtained from our prototype companion diagnostic. Any inconsistency may result in inclusion of patients with false positive test results that could adversely impact the results of the clinical trial and adversely impact the development and approval of a companion diagnostic. We have selected a diagnostic partner to support development of the companion diagnostic and filing of a PMA application to the FDA. In May 2019, the FDA approved an investigational device exemption (IDE) for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1 and the assay was CE-marked under the In- Vitro Diagnostic Medical Device Directive (IVDD) in Europe. An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

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

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including, without limitation, our license arrangements with Zai for the development and commercialization of repotrectinib and TPX-0022 in Greater China, are not successful, we may not be able to capitalize on the market potential of these drug candidates.*

We currently have and may in the future seek third-party collaborators for the development and commercialization of some of our drug candidates on a selected basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, we have granted to Zai, a China and U.S.-based commercial stage biopharmaceutical company, rights to develop and commercialize products containing repotrectinib and products containing TPX-0022, in Greater China. Consequently, our ability to generate any revenues from repotrectinib or TPX-0022 in Greater China depends on our ability to maintain our collaborations with Zai. We have limited control over the amount and timing of resources that Zai will dedicate to these efforts. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any future collaboration we may seek, will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our drug candidates are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA and we are not permitted to market any drug candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls.

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

Any drug candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.*

Any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations of such requirements may lead to investigations alleging violations of the Food, Drug, and Cosmetic Act (FDCA) and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which, among other things, imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willingly falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, which impose requirements on certain healthcare providers, health plans and healthcare clearinghouses, known as “covered entities,” and persons or entities that perform functions or activities that involve individually identifiable health information on behalf of a covered entity, known as “business associates,” and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires certain manufacturers of certain drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and

•

analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and some state laws require the reporting of information related to drug pricing. Some state and local laws require the registration of pharmaceutical sales representatives. Some state and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  The U.S. Supreme Court is currently reviewing the constitutionality of the ACA. Although it is unknown when a decision will be made, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the prior administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1,

2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make products similar to any drug candidates we may develop or utilize similarly related technologies that are not covered by the claims of the patents that we may license or may own in the future;

•we, or any future license partners or current or future collaborators, might not have been the first to make the inventions covered by the patent or pending patent application that we license or may own in the future;

•we, or any future license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating any of our owned or licensed intellectual property rights;

•it is possible that our pending patent applications or those that we may own in the future will not lead to patents;

•patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current drug candidates, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If we are successful in developing TPX-0022, we expect that TPX-0022 will compete against capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta, and tepotinib, which is marketed by Merck KGaA under the name Tepmetko. Both capmatinib and tepotinib are indicated for the treatment of adult patients with metastatic NSCLC harboring MET exon 14 skipping alterations.  We also expect TPX-0022 will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Astrazeneca PLC and Hutchison China MediTech Limited (savolitinib), Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Haihe Biopharma Co., Ltd (glumetinib), Johnson & Johnson (amivantamab), Servier (Sym015) and AbbVie Inc. (telisotuzumab vedotin).

If we are successful in developing TPX-0046, we expect that TPX-0046 will compete against selpercatinib, which is marketed by Eli Lilly and Company under the name Retevmo for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and pralsetinib, which is marketed by F. Hoffman La Roche AG and Blueprint Medicines Corporation under the name Gavreto for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and are both in development for the treatment of other RET+ cancers, and other approved multi-kinase inhibitors with RET activity that are being evaluated in clinical trials including alectinib (F. Hoffman La Roche AG), cabozantinib (Exelixis, Inc.), lenvatinib (Eisai Inc.), sorafenib (Bayer AG), sunitinib (Pfizer Inc.) and vandetinib (Sanofi Genzyme).

If we are successful in developing TPX-0131, we expect that TPX-0131 will compete against approved drugs, including: alectinib, which is marketed by F. Hoffman La Roche AG under the name Alecensa for the treatment of ALK+ NSCLC; brigatinib, which is marketed by Takeda Pharmaceutical Company Limited under the name Alunbrig for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; and lorlatinib, which is marketed by Pfizer Inc. under the names Lorbrena and Lorviqua for the treatment of ALK+ NSCLC. We also expect that TPX-0131 will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2, or later, clinical development for the treatment of ALK+ NSCLC at companies including against Betta Pharmaceuticals Co., Ltd. (ensartinib).

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over any competitive generic products. The key competitive factors affecting the success of our drug candidates are likely to be their efficacy, safety, scope and limitations of marketing approval, and availability of reimbursement.

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

Additionally, we are developing or plan to develop, either by ourselves or with collaborators, in vitro companion diagnostic tests for our drug candidates for certain indications. We, or our collaborators, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. While we have not yet developed any companion diagnostic test for our product candidates, if we do, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2021, we had 169 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.*

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (GDPR) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, the GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA), such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. In September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

In addition, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. The CCPA and CPRA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Risks Related to Our Common Stock

The trading price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses.*

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through March 31, 2021, has ranged from a low of $26.67 to a high of $141.30. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.*

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish an annual report by our management on our internal control over financial reporting and include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that in the future neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 or that we will not be able to comply with the requirements of Section 404 in a timely manner. If any of these occur, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

Upon receipt, the net proceeds from our initial public offering were held in cash, cash equivalents and marketable securities. Through March 31, 2021, we have used $94.4 million of the net proceeds from our initial public offering.  We are investing the remaining net proceeds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the remaining net proceeds from our initial public offering as described under “Use of Proceeds” in the final prospectus related to our initial public offering (Prospectus). We cannot predict with certainty all of the particular uses for the remaining net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the remaining net proceeds, and investors will be relying on our judgment regarding the application of the remaining net proceeds from our initial public offering.

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

10.1*

License Agreement, dated January 11, 2021, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-38871), filed with the SEC on March 1, 2021).

10.2

Assignment and assumption of lease agreement dated February 11, 2021 by and between Turning Point Therapeutics Inc and Regulus Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.3**	Amendment No. 1 to the License Agreement, dated March 31, 2021, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd.

10.4

Lease, dated April 9, 2021, by and between the Registrant and Gateway Torrey Hills LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

**

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined the omitted information is not material and is the type that the Registrant treats as private or confidential.

***

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

TURNING POINT THERAPEUTICS, INC.

Date: May 5, 2021	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Brian Baker
Brian Baker
Senior Vice President Finance & Administration (Principal Financial and Accounting Officer)