Form 10-Q
period 2021-06-30
Turning Point Therapeutics, Inc.
filed 2021-08-09
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021 the registrant had 49,407,966 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2021	2020
Assets	Unaudited
Current assets:
Cash and cash equivalents	$426,047	$554,101
Marketable securities	651,759	568,407
Prepaid and other current assets	13,614	8,171
Total current assets	1,091,420	1,130,679
Property and equipment, net	3,210	2,604
Right-of-use lease assets	6,269	3,357
Other assets	2,021	73
Total assets	$1,102,920	$1,136,713
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$7,088	$5,225
Accrued expenses and other current liabilities	16,096	9,183
Accrued compensation	5,727	8,588
Current portion of operating lease liabilities	2,984	1,396
Total current liabilities	31,895	24,392
Operating lease liabilities, long-term	3,518	2,423
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020, zero shares outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 49,391,738 and 48,678,540 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,439,453	1,389,860
Accumulated other comprehensive income	2	209
Accumulated deficit	(371,953)	(280,176)
Total stockholders' equity	1,067,507	1,109,898
Total liabilities and stockholders’ equity	$1,102,920	$1,136,713

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$5,164	$-	$30,369	$-
Operating expenses:
Research and development	44,650	24,154	85,913	46,923
General and administrative	17,171	8,578	37,162	48,435
Total operating expenses	61,821	32,732	123,075	95,358
Loss from operations	(56,657)	(32,732)	(92,706)	(95,358)
Other income, net	384	1,239	929	3,147
Net loss	(56,273)	(31,493)	(91,777)	(92,211)
Unrealized gain / (loss) on marketable securities, net of tax	(22)	1,063	(208)	747
Comprehensive loss	$(56,295)	$(30,430)	$(91,985)	$(91,464)
Net loss per share, basic and diluted	$(1.14)	$(0.82)	$(1.87)	$(2.47)
Weighted-average common shares outstanding, basic and diluted	49,204,425	38,603,236	49,063,298	37,261,296

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	48,678,540	$5	$1,389,860	$209	$(280,176)	$1,109,898
Option exercises	438,500	–	9,679	–	–	9,679
Stock-based compensation expense	–	–	17,278	–	–	17,278
Net loss	–	–	–	–	(35,504)	(35,504)
Other comprehensive loss	–	–	–	(186)	–	(186)
Balance at March 31, 2021	49,117,040	5	1,416,817	23	(315,680)	1,101,165
Option exercises	253,037	–	8,398	–	–	8,398
Shares issued under employee stock purchase plan	21,661	–	943	–	–	943
Stock-based compensation expense	–	–	13,295	–	–	13,295
Net loss	–	–	–	–	(56,273)	(56,273)
Other comprehensive loss	–	–	–	(21)	–	(21)
Balance at June 30, 2021	49,391,738	$5	$1,439,453	$2	$(371,953)	$1,067,507

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	35,915,119	$4	$526,960	$271	$(122,884)	$404,351
Option exercises	7,129	–	25	–	–	25
Stock-based compensation expense	–	–	38,365	–	–	38,365
Net loss	–	–	–	–	(60,718)	(60,718)
Other comprehensive loss	–	–	–	(316)	–	(316)
Balance at March 31, 2020	35,922,248	4	565,350	(45)	(183,602)	381,707
Option exercises	3,049	–	31	–	–	31
Shares issued under employee stock purchase plan	14,425	–	504	–	–	504
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	6,229,167	1	351,610	–	–	351,611
Stock-based compensation expense	–	–	7,404	–	–	7,404
Net loss	–	–	–	–	(31,493)	(31,493)
Other comprehensive income	–	–	–	1,063	–	1,063
Balance at June 30, 2020	42,168,889	$5	$924,899	$1,018	$(215,095)	$710,827

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities
Net loss	$(91,777)	$(92,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,573	45,769
Depreciation	518	423
Accretion of discount (premium) on marketable securities	2,771	(236)
Amortization of right-of-use operating lease asset	965	759
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,589)	(2,650)
Accounts payable	1,612	(378)
Accrued expenses and other current liabilities	5,719	204
Accrued compensation	(2,861)	(2,842)
Net cash used in operating activities	(58,069)	(51,162)

Investing activities
Purchases of marketable securities	(255,763)	(118,687)
Sales and maturities of marketable securities	169,434	240,717
Purchases of property and equipment	(874)	(713)
Net cash (used in) provided by investing activities	(87,203)	121,317

Financing activities
Proceeds from issuance of common stock in public offering, net	–	351,611
Proceeds from issuance of common stock under equity incentive plans	19,020	560
Net cash provided by financing activities	19,020	352,171

Net (decrease) increase in cash, cash equivalents and restricted cash	(126,252)	422,326
Cash, cash equivalents and restricted cash at the beginning of period	554,174	48,261
Cash, cash equivalents and restricted at the end of period	$427,922	$470,587

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$250	$-
Operating lease liabilities arising from obtaining right-of-use assets	$3,544	$-

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

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed financial statements for the quarter ended June 30, 2021 are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the unaudited condensed statement of cash flows (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$426,047	$470,514
Restricted Cash, as part of other assets	1,875	73
Total cash, cash equivalents and restricted cash	$427,922	$470,587

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions.  Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2021, cash and cash equivalents and marketable securities totaling $1,077.6 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high credit quality securities, and as a result, the Company believes represent a minimal credit risk.

Clinical Trial Costs and Accruals

A significant portion of the Company’s clinical trial costs relate to contracts with contract research organizations (CROs). The financial terms of the Company’s CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in the Company’s financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing the Company’s financial statements, the Company evaluates cost information provided by the Company’s CROs concerning estimated monthly expenses for services rendered and unbilled obligations as the sponsor of the Company’s clinical trials. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors, and the Company’s ability to accurately estimate any unbilled obligations.  If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, the Company modifies its accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to research and development expense in the period in which the facts that give rise to the revision become reasonably certain.

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

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, restricted stock units (RSUs) and contingently issuable shares. The Company excluded stock options to purchase common stock, RSUs and contingently issuable shares from the number of shares used to calculate diluted shares outstanding because the inclusion of these potentially dilutive securities would have been antidilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	5,406,931	6,445,367
RSUs	192,281	-
Total	5,599,212	6,445,367

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At June 30, 2021, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	195,076	27	(54)	195,049
U.S. Government agency securities	2 years or less	179,648	77	(45)	179,680
Non-U.S. Government agency securities	2 years or less	24,012	-	(13)	23,999
Corporate debt securities	2 years or less	115,783	31	(21)	115,793
Commercial paper	Less than 1	137,238	-	-	137,238
Total marketable securities		$651,757	$135	$(133)	$651,759

At December 31, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$113,662	$19	$(1)	$113,680
U.S. Government agency securities	2 years or less	173,583	100	-	173,683
Corporate debt securities	2 years or less	169,189	103	(27)	169,265
Commercial paper	Less than 1	111,779	-	-	111,779
Total marketable securities		$568,213	$222	$(28)	$568,407

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of June 30, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$143,203	$-	$-	$143,203
U.S. Treasuries	195,049	-	-	195,049
U.S. Government agency securities	-	179,680	-	179,680
Non-U.S. Government securities	-	23,999	-	23,999
Corporate debt securities	-	115,793	-	115,793
Commercial paper	-	419,636	-	419,636
Total cash equivalents and marketable securities	$338,252	$739,108	$-	$1,077,360

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$299,571	$-	$-	$299,571
U.S. Treasuries	113,680	-	-	113,680
U.S. Government agency securities	-	173,683	-	173,683
Corporate debt securities	-	180,718	-	180,718
Commercial paper	-	354,223	-	354,223
Total cash equivalents and marketable securities	$413,251	$708,624	$-	$1,121,875

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$2,240	$1,629
Computer equipment and software	1,275	956
Tenant improvements	1,302	1,108
Furniture and fixtures	357	357
Property and equipment	5,174	4,050
Less: accumulated depreciation	(1,964)	(1,446)
Property and equipment, net	$3,210	$2,604

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.5 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$15,194	$8,457
Accrued general and administrative expenses	818	682
Other current liabilities	84	44
Total	$16,096	$9,183

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

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020.  The $0.7 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.4 million, respectively in revenue associated with the clinical supply performance obligation.

The Company assessed the Zai Repotrectinib Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three and six months ended June 30, 2021, the Company recognized $5.0 million in development milestones. The development milestones were subject to foreign tax withholdings.  The Company recorded this tax expense to general and administrative expense in the condensed statements of operations and comprehensive loss. As of June 30, 2021, the Company has not recognized any revenue associated with sales milestones.

Zai TPX-0022 Agreement

On January 10, 2021, the Company entered into a license agreement with Zai, which was amended on March 31, 2021 (the Zai TPX-0022 Agreement), pursuant to which the Company granted Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate, TPX-0022 (the TPX-0022 Products), in the Zai Territory.  The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the TPX-0022 Products outside the Zai Territory.

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

The Company delivered the license and technical know-how to Zai in the first quarter of 2021 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the first quarter of 2021.  The $0.9 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. As of June 30, 2021, the Company has not recognized any revenue associated with the clinical supply performance obligation under the Zai TPX-0022 Agreement.

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

8. Commitments and Contingencies

Operating Leases

The Company has an operating lease for its corporate headquarters and laboratory space with a term that expires June 30, 2023, which resulted in an initial lease liability of $4.0 million and a right-of-use asset of $3.7 million, which is net of $0.3 million of the Company’s deferred gain from the office and laboratory space surrendered in 2019. In connection with this operating lease, in lieu of a cash security deposit, the Company’s bank issued a letter of credit on its behalf, which is secured by a deposit totaling $0.1 million and is included in other assets on the condensed balance sheet.

In February 2021, the Company entered into a lease agreement for additional office and laboratory space, which commenced on April 20, 2021, with an initial expiration date of December 31, 2021. In May 2021, the lease was amended to extend the expiration date to June 30, 2023. The Company recorded an operating lease liability and corresponding right-of-use asset of approximately $1.2 million as of the lease commencement date.

In April 2021, the Company entered into a lease agreement for additional office space, which commenced on May 24, 2021 which expires June 30, 2023 with no options to extend. In June 2021, the lease terms were amended to add additional office space which is expected to commence in the third quarter of 2021. The Company recorded an operating lease liability of approximately $2.4 million and a right-of-use asset of $2.5 million, which includes lease incentives.

In May 2021, the Company entered into a lease agreement with HCP Callan Road, LLC (Landlord) for the lease of approximately 185,000 square feet of office and laboratory space, delivered in two phases, for the Company’s future principal executive offices and laboratory space. The term of the lease is approximately 11 years and nine months and is expected to commence in March 2023, with an option by the Company to extend for an additional five years. The base rent will be $1.0 million per month, and the Landlord will provide the Company with a tenant improvement allowance of up to $220 per square foot. The Landlord has not started construction of the building as of June 30, 2021. In connection with the lease, the Company is required to maintain a letter of credit for the benefit of the Landlord in the amount of $1.8 million, which was delivered in May 2021 and is included in other assets on the condensed balance sheet.

Future minimum payments under the leases as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining)	1,577
2022	3,589
2023	1,831
Total future minimum lease payments	6,997
Less: amounts representing interest	(495)
Total lease liability	$6,502
Remaining lease term	2 years

Amounts presented in the table above exclude non-cancelable future minimum lease payments for operating leases that have not commenced

Rent expense was $0.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The Company paid $0.6 million and $0.4 million of cash payments related to its operating lease agreements for each of the three months ended June 30, 2021 and 2020, respectively.

Rent expense was $1.0 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company paid $1.0 million and $0.8 million of cash payments related to its operating lease agreement for the six months ended June 30, 2021 and 2020, respectively.

The Company’s operating leases had a weighted average remaining lease term of 2 years as of June 30, 2021 and 2.6 years as of December 31, 2020, and a weighted average discount rate of 7.1% as of June 30, 2021 and 8.5% as of December 31, 2020.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock.  As of June 30, 2021, the Company had not yet sold any shares of common stock under the ATM facility.

Equity Compensation Plans

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year through January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors.  On January 1, 2021, the Company added 1,947,141 shares to the Plan. At June 30, 2021, the Plan had 3,574,211 total shares available for issuance.

Stock Options

Options expire within a period of not more than ten years from the date of grant.  Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire three months after employee termination.  Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at June 30, 2021 had vesting periods of four years.

The following summarizes option activity under the Plan for the periods presented:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	5,790,713	$34.97	8.4	$503,114
Options granted	820,286	$113.61
Options exercised	(691,537)	$26.14
Options forfeited or cancelled	(512,531)	$56.05
Balance as of June 30, 2021	5,406,931	$46.02	7.9	$208,216

Options vested and exercisable as of June 30, 2021	2,100,703	$22.24	6.8	$119,126

The fair values of the employee stock options granted during the three and six months ended June 30, 2021 and 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.05%	1.01%	0.80%	1.49%
Volatility	79.9%	79.0%	80.4%	79.0%
Expected term (in years)	5.98	5.84	6.04	6.06
Dividend yield	-	-	-	-

The weighted-average grant-date fair value of options granted to employees was $48.45 and $38.41 for the three months ended June 30, 2021 and 2020, respectively and was $77.86 and $41.20 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $130.9 million in total unrecognized compensation expense expected to be recognized over a weighted average period of 2.49 years.

Restricted Stock Units

The summary of the Company’s restricted stock unit activity for the periods presented is as follows:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	21,500	$59.94	$2,620
Granted	187,507	$121.57
Vested	-	$-
Forfeited	(16,726)	$129.87
Outstanding as of June 30, 2021	192,281	$113.96	$15,002

No awards are vested as of June 30, 2021. As of June 30, 2021, the total unrecognized compensation related to restricted stock units granted was $19.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.58 years.

Performance Stock Units

The Company has granted performance stock units (PSUs) which vest based on the achievement of certain predefined Company-specific performance criteria and expire as of December 31, 2023. The fair value of PSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. The Company will recognize expense in proportion to the number of PSUs that are deemed probable of vesting, based on the Company’s evaluation of the respective performance-based criteria, at each reporting date.

The summary of the Company’s PSU activity for the periods presented is as follows:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	-	$-	$-
Granted	210,949	$130.97
Vested	-	$-
Forfeited	(22,431)	$136.85
Outstanding as of June 30, 2021	188,518	$130.27	$14,708

As of June 30, 2021, the Company does not estimate that the achievement of any performance-based criteria is probable, and no PSUs vested during the six months ended June 30, 2021.

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the ESPP). The ESPP became effective immediately prior to the date of the underwriting agreement related to the Company’s initial public offering. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. As of June 30, 2021, a total of 228,156 shares of common stock were available for purchase under the ESPP.

The assumptions used for the six months ended June 30, 2021 and 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during such periods were as follows:

Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.04 - 0.16%	0.17 - 2.13%
Volatility	69.9 - 79.8%	70.6 - 91.6%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	-	-

Modifications to Outstanding Equity Awards

On March 30, 2021, Sheila Gujrathi, M.D. and Jacob M. Chacko, M.D. resigned from the Board of Directors (the Board) of the Company, effective immediately, to focus on other endeavors. Dr. Gujrathi also resigned from her position as Chair of the Board and Dr. Chacko resigned from each committee of the Board for which he was a member. In connection with the foregoing, the Board approved an amendment to the option awards held by Drs. Gujrathi and Chacko to provide that (i) all shares subject to such option awards are fully vested and exercisable as of the resignation date and (ii) the post-resignation exercise period shall be extended to September 30, 2022.

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718). The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because without Board approval, these stock options would have been forfeited on the date of resignation. As a result of these modifications the Company recognized $5.6 million in stock-based compensation expense in the first quarter of 2021 in general and administrative expenses in the condensed statements of operations and comprehensive loss.

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

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted under the Company’s equity plans totaled the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$6,980	$3,523	$12,982	$6,888
General and administrative	6,315	3,881	17,591	38,881
Total stock-based compensation expense	$13,295	$7,404	$30,573	$45,769

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

June 30,
2021
Options to purchase common stock	5,406,931
PSUs outstanding	188,518
RSUs outstanding	192,281
Options to purchase common stock available for issuance under the Plan	3,574,211
Shares available for purchase under ESPP	228,156
Total	9,590,097

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

Overview

We are a clinical-stage precision oncology biopharmaceutical company designing and developing next-generation therapies that target genetic drivers of cancer to improve the lives of patients. We have developed a macrocycle platform from which we designed our current pipeline of proprietary small, compact tyrosine kinase inhibitors (TKIs) with rigid structures that have the potential to bind to their targets with greater precision and affinity than other kinase inhibitors. Our drug discovery approach integrates tumor biology with structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase.

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI. In addition, the FDA has granted repotrectinib orphan drug designation for the treatment of advanced NSCLC with adenocarcinoma histology; and three fast track designations for the treatment of (1) NTRK+ advanced solid tumor patients who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs, (2) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (3) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing at sites in North America, Europe and the Asia-Pacific regions.  The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. In January 2021, we presented Phase 2 preliminary interim data from cohort 1 (EXP-1) of the TRIDENT-1 study in patients with ROS1+ TKI naïve NSCLC at the International Association for the Study of Lung Cancer 2020 World Conference on Lung Cancer.  To date we have enrolled approximately 300 patients in the Phase 1 and Phase 2 portions of the TRIDENT-1 study across all cohorts, and in the second quarter of 2021 we reached enrollment of 50 patients pooled from the Phase 1 and Phase 2 portions of the TRIDENT-1 study in EXP-1.  Enrollment in EXP-1 is ongoing to provide continued access to new patients.  We anticipate providing preliminary clinical data by physician assessment from multiple ROS1+ and NTRK+ cohorts from the study at the 2021 EORTC-NCI-AACR annual symposium in October. We expect this data update will also include safety data from approximately 300 patients. In addition to the TRIDENT-1 study, our Phase 1/2 CARE study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors is ongoing and we anticipate providing initial data from this study in an oral presentation at the 53rd International Society of Paediatric Oncology in October 2021.

Based on being granted breakthrough therapy designation for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI, we held a Type B meeting with the FDA in April 2021 during which we received feedback on next steps toward a potential New Drug Application submission for repotrectinib for patients treated within the EXP-1 cohort.  The FDA guidance was generally supportive of our current plans for clinical, manufacturing and companion diagnostic development. In addition, the FDA guided that a meeting should be requested to discuss topline blinded independent central review (BICR) results when responders have been followed for greater than or equal to six months past onset of response. We believe we have the potential to discuss the topline results from patients treated within EXP-1 at a meeting with the FDA in the first quarter of 2022.

In April 2021, we presented preclinical data at the American Association for Cancer Research (AACR) annual meeting demonstrating that repotrectinib in combination with an approved MEK inhibitor, trametinib, had greater activity than single-agent treatment of either repotrectinib or trametinib in patient-derived KRAS mutant G12D/V lung and G12D/V/R pancreatic cancer models.  The clinical study of repotrectinib and trametinib for the treatment of patients with locally advanced or metastatic KRAS-mutant solid tumors was allowed to proceed by the FDA in April 2021, and we plan to initiate the Phase 1b/2 study in patients with KRAS mutant G12D advanced solid tumors in the third quarter of 2021. The clinical study is designed to examine safety, tolerability, pharmacokinetics, and any early signals of efficacy of the combination.

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

We have selected a likely recommended Phase 2 dose and have initiated the Phase 1 dose expansion portion of the study. We plan to discuss the ongoing Phase 1 SHIELD-1 study, including our recommended Phase 2 dose, with the FDA in the third quarter of 2021, and to potentially modify the study into a registrational Phase 1/2 design pending FDA feedback. We are targeting initiation of the Phase 2 portion of the study in the fourth quarter of 2021, pending FDA feedback. Our proposed Phase 2 study design is similar to that of the ongoing Phase 1 dose expansion portion of the study, which focuses on four main patient populations: treatment naïve and pretreated MET exon-14 skipping NSCLC, and treatment naïve MET amplified NSCLC and gastric cancer. We plan to provide details on the FDA feedback and the Phase 2 design after the end of Phase 1 meeting.  We anticipate reporting preliminary clinical data from patients across multiple tumor types and MET genetic alterations from the dose finding portion of the SHIELD-1 study at the 2021 EORTC-NCI-AACR annual symposium in October. In addition, a Phase 1b/2 combination study with TPX-0022 and an EGFR targeted therapy in patients with EGFR mutant MET-amplified NSCLC is also planned for initiation in the fourth quarter of 2021.

In April 2021, we presented preclinical data at the AACR annual meeting demonstrating potential utility of TPX-0022 in combination with immune checkpoint inhibitors.  In a syngeneic xenograft tumor model, TPX-0022 treatment downregulated immunosuppressive cytokines, increased anti-tumor M1 macrophages, and enriched levels of CD8+ cytotoxic T cells. TPX-0022 had single agent in vivo activity and enhanced the activity of an anti-PD-1 inhibitor. Based on this initial data, we are evaluating a potential additional combination clinical study of TPX-0022 and an anti-PD-1 checkpoint inhibitor.

In June 2021, the FDA granted TPX-0022 orphan drug designation for the treatment of gastric cancer, including gastroesophageal junction adenocarcinoma and in August 2021, the FDA granted TPX-0022 fast track designation for the treatment of patients with MET amplified advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma after prior chemotherapy.

TPX-0046

The Phase 1 portion of our Phase 1/2 SWORD-1 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, with a targeted enrollment of approximately 60 patients in the Phase 1 dose finding portion.

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

TPX-0131

Our fourth drug candidate, TPX-0131, is a next-generation CNS penetrant ALK inhibitor.  TPX-0131 was designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation, the L1196M gatekeeper mutation and G1202R/L1196M compound mutation.

In April 2021, we presented preclinical data at the AACR annual meeting showing the potential of TPX-0131 to cross the blood-brain barrier and its potency against wild type ALK (IC50=0.4 nM) and a broad spectrum of acquired ALK resistance mutations, including the G1202R solvent front mutation (IC50=0.2 nM), L1196M gatekeeper mutation (IC50=0.5 nM), and multiple compound mutations (IC50< 1 nM), based on cell proliferation assays.  In June 2021, additional preclinical data was published in Molecular Cancer Therapeutics showing TPX-0131 to be potent against a wide range of ALK resistant mutations, including G1202R, L1196M and multiple compound mutations.

In April 2021, the FDA allowed our TPX-0131 clinical study to proceed in patients with ALK+ advanced or metastatic NSCLC. Additionally, in April 2021, we initiated our global Phase 1/2 FORGE-1 study of TPX-0131 in TKI-pretreated patients with locally advanced or metastatic ALK+ NSCLC. The study endpoints include safety and tolerability, determination of the maximum tolerated dose and/or the recommended Phase 2 dose, and objective response rate by RECIST 1.1.

Discovery Programs

Our macrocycle platform is the foundation of our current four drug candidates in clinical development and we are applying novel small molecule design approaches integrating tumor biology and structure-based design to develop a new generation of orally available proprietary TKIs that we believe will have the potential to address important unmet medical needs for patients.  Our four internal drug discovery programs are targeting aberrant GTPase signaling known to drive genomically defined cancers with high unmet medical need. The most advanced programs target KRAS G12D, and the p21 activated kinase, or “PAK” family.  The goal of our KRAS G12D program is to advance a selective, oral KRAS inhibitor for patients harboring a G12D mutation.  Our PAK program is exploring a highly isoform selective inhibitor of oncogenic PAK, and in particular, dual inhibition of amplified PAK1 and PAK4 which we believe has potential as a single agent and in combinations. We are targeting selection of a development candidate from each of these programs in the second half of 2022. Our goal is to achieve at least one new IND per year beginning in 2023.

COVID-19 Pandemic

We have experienced disruptions to our business operations as a result of the COVID-19 pandemic.  Due to the continued evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our ongoing business, operations and financial performance.  For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment, we continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our clinical studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures, and direct-to-patient study drug shipping. In addition, we currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for our drug candidates for at least the next 12 months. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

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

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of June 30, 2021, we had an accumulated deficit of $372.0 million and we incurred net losses of approximately $91.8 million and $92.2 million for the six months ended June 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock.  As of June 30, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as our license agreements with Zai Lab (Shanghai) Co., Ltd. (Zai) that we executed in July 2020 (the Zai Repotrectinib Agreement) and January 2021, which was amended in March 2021 (the Zai TPX-0022 Agreement, and together with the Zai Repotrectinib Agreement, the Zai License Agreements), we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai Repotrectinib Agreement we recognized revenue of $25.0 million in the year ended December 31, 2020, and $0.2 million and $5.4 million for the three and six months ended June 30, 2021, respectively. Under the Zai TPX-0022 Agreement, we recognized revenue of $25.0 million for the six months ended June 30, 2021. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses
Repotrectinib	$24,377	$13,536	$48,070	$26,508
TPX-0022	7,835	3,058	13,639	6,564
TPX-0046	3,578	3,505	7,340	6,404
Other research programs	8,860	4,055	16,864	7,447
Total research and development expenses	$44,650	$24,154	$85,913	$46,923

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

There were no significant changes during the three months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Revenue	$5,164	$-	$5,164
Operating expenses:
Research and development	44,650	24,154	20,496
General and administrative	17,171	8,578	8,593
Total operating expenses	61,821	32,732	29,089
Loss from operations	(56,657)	(32,732)	(23,925)
Other income, net	384	1,239	(855)
Net loss	$(56,273)	$(31,493)	$(24,780)

Revenue

Revenue recognized during the three months ended June 30, 2021 was $5.2 million, and was attributable to $5.0 million earned related to development milestones for the Zai Repotrectinib Agreement. We also recognized $0.2 million for the three months ended June 30, 2021 for the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trial in Zai’s territory.

Research and development expenses

During the three months ended June 30, 2021, total research and development expenses increased by $20.5 million from $24.2 million to $44.7 million compared to the three months ended June 30, 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

During the three months ended June 30, 2021, general and administrative expenses increased by $8.6 million from $8.6 million to $17.2 million compared to three months ended June 30, 2020. The increase is primarily attributable to an increase in personnel-related expenses as a result of increased employee headcount and professional fees for legal and accounting services.

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

During the three months ended June 30, 2021, other income, net, decreased by $0.9 million from $1.2 million to $0.4 million compared to the three months ended June 30, 2020. The decreases were primarily due to lower overall yields on our marketable securities and money market funds.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 ended and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Revenue	$30,369	$-	$30,369
Operating expenses:
Research and development	85,913	46,923	38,990
General and administrative	37,162	48,435	(11,273)
Total operating expenses	123,075	95,358	27,717
Loss from operations	(92,706)	(95,358)	2,652
Other income, net	929	3,147	(2,218)
Net income	$(91,777)	$(92,211)	$434

Revenue

Revenue recognized during the six months ended June 30, 2021 was $30.4 million, and was attributable to a $25.0 million upfront payment received in first quarter related to the Zai TPX-0022 Agreement and $5.0 million earned in the second quarter related to development milestones for the Zai Repotrectinib Agreement. We also recognized $0.4 million for the six months ended June 30, 2021 for the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory.

Research and development expenses

During the six months ended June 30, 2021, research and development expenses increased by $39.1 million from $46.8 million to $85.9 million compared to the six months ended June 30, 2020.  The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and the Phase 1/2 trial TPX-0046. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

During the six months ended June 30, 2021, general and administrative expenses decreased by $11.3 million from $48.4 million to $37.2 million compared to the six months ended June 30, 2020.  The decrease was primarily attributable to a one time charge to non-cash stock-based compensation expense and cash severance incurred in the first half of 2020 for $32.6 million.  This decrease was partially offset by increased expenses associated with higher personnel-related expenses as a result of increased employee headcount and professional fees for legal and accounting services. In addition, we recorded $5.6 million attributable to a one time charge to non-cash stock-based compensation associated with the resignations of two board members in the first half of 2021.  We recorded a $1.6 million foreign tax withholding expense as a result of the upfront payment from Zai received during the first half of 2021 under the Zai TPX-0022 Agreement.

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

During the six months ended June 30, 2021, other income, net decreased by $2.2 million from $3.1 million to $0.9 million compared to the six months ended June 30, 2020. The decreases were primarily due to lower overall yields on our marketable securities and money market funds.

Liquidity and Capital Resources

At June 30, 2021, we had $1,077.8 million of cash, cash equivalents and marketable securities compared to $1,122.5 million at December 31, 2020. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of June 30, 2021, will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through June 30, 2021, we received net proceeds of approximately $1,330.4 million from the issuance of common stock and convertible preferred stock and through stock option exercises.

In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock.  As of June 30, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six months ended June 30,
	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	(58,069)	(51,162)
Net cash (used in) provided by investing activities	(87,203)	121,317
Net cash provided by financing activities	19,020	352,171

Operating Activities

During the six months ended June 30, 2021, operating activities used approximately $58.1 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for TPX-0022 and Phase 1/2 clinical trial for TPX-0046. Cash used to fund operations is partially offset from the cash received from the $25.0 million upfront payment under the Zai TPX-0022 Agreement and $5.0 million of development milestones earned under the Zai Repotrectinib Agreement.

During the six months ended June 30, 2020, operating activities used approximately $51.2 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 trial for TPX-0022 and Phase 1/2 trial for TPX-0046.

Investing Activities

During the six months ended June 30, 2021, investing activities used approximately $87.2 million primarily resulting from the purchases (net of maturities) of our marketable securities.

During the six months ended June 30, 2020, investing activities provided approximately $121.3 million primarily resulting from the maturities (net of purchases) of our marketable securities.

Financing Activities

During the six months ended June 30, 2021, financing activities provided approximately $19.0 million, primarily resulting from option exercises.

During the six months ended June 30, 2020, financing activities provided approximately $352.2 million primarily resulting from our public offering in May 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

The table below presents a summary of our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due By Period Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases (1)	$173,508	$3,623	$13,385	$26,189	$130,311

(1) Consists of the minimum lease payments and includes approximately 185,000 square feet of office and laboratory space in San Diego, California 92121 for our future principal executive offices and laboratory space for research and development and related use. The term of the lease is approximately 11 years and nine months and is expected to commence March 2023. The base rent will be $1.0 million per month.  Operating expenses associated with our leased premises are not included in table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2021, cash and cash equivalents and marketable securities totaling $1,077.6 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

•	The trading price of our common stock has been and may in the future be volatile and fluctuate substantially.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2020 and 2019, we reported net losses of $157.3 million and $72.1 million, respectively. For the six months ended June 30, 2021 and 2020, we reported net losses of $91.8 million and $92.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of $372.0 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through June 30, 2021, we received an aggregate of $1,321.1 million in net proceeds from such sales. As of June 30, 2021, our cash and cash equivalents and marketable securities were $1,077.8 million.

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

•

establish and maintain a sales, marketing, market access, patient services and distribution infrastructure to commercialize any products for which we may obtain marketing approval, including, assisting our licensee Zai in its efforts to develop and, if approved, commercialize repotrectinib and TPX-0022 in Greater China, and/or entering into additional licenses and/or collaborations with third parties;

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2021, will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 portion of TRIDENT-1, our Phase 1/2 pediatric study of repotrectinib and any other additional clinical trials evaluating repotrectinib;

•	the scope, rate of progress, results and costs of drug design, preclinical development, and clinical trials for the other drug candidates in our pipeline, including TPX-0022, TPX-0046 and TPX-0131;

•	the extent to which we develop, in-license or acquire other pipeline drug candidates or technologies and associated intellectual property rights;

•	the number and development requirements of other drug candidates that we may pursue, and other indications for our current drug candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates and any companion diagnostics we may pursue;

•	the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;

•	the cost associated with commercializing any approved drug candidates, including to establish sales and marketing capabilities;

•	the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;

•	the revenue, if any, received from commercial sales of repotrectinib, if approved, or our other pipeline drug candidates that receive marketing approval;

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock.  As of June 30, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

•

acceptance of investigation new drug (IND) submissions by the FDA or other clinical trial or similar applications from foreign regulatory authorities for future clinical trials for our current or any future pipeline drug candidates;

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

Our assumptions about the EXP-1 cohort to support a potential new drug application (NDA) for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI may not be accurate.  We held a Type B meeting with the FDA in April 2021 during which we received feedback on next steps toward a potential NDA submission for repotrectinib for the treatment of  ROS1+ metastatic NSCLC that has not been treated with a ROS1 TKI.  The FDA’s guidance at that meeting may be subject to change, including on the basis of future topline results from this cohort.  A change in the assumptions or FDA requirements for NDA acceptance for filing and approval may delay our development timelines.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates.*

We currently have four drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary overall response rates (ORR) in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib.  Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020 and in January 2021 was only physician assessed data from a small subset of patients and may not be predictive of the final results of the trial. The preliminary interim data we reported from both our TPX-0022 Phase 1 SHIELD-1 clinical trial in October 2020 and our TPX-0046 Phase 1 SWORD-1 clinical trial in April 2021, were only physician assessed data from the initial patients enrolled in the dose escalation portions of each trial and may not be predictive of the final results of the trials or of any further trials of TPX-0022 or TPX-0046.

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

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.*

We are developing or plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients in the Phase 2 portion of TRIDENT-1. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites. There is no guarantee that the results obtained from such LDTs or other tests will be consistent with the results obtained from our prototype companion diagnostic. Any inconsistency may result in inclusion of patients with false positive test results that could adversely impact the results of the clinical trial and adversely impact the development and approval of a companion diagnostic. We have selected a diagnostic partner to support development of the companion diagnostic and submission of a PMA application to the FDA. In May 2019, the FDA approved an investigational device exemption (IDE) for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1 and the assay was CE-marked under the In- Vitro Diagnostic Medical Device Directive (IVDD) in Europe. An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our drug candidates. Moreover, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.*

In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to analytical and clinical validation studies in conjunction with the clinical trials for drug candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an IDE. In the case of a companion diagnostic that is designated as “significant risk device,” such as the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1, approval of an IDE by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding drug candidate. In May 2019 the FDA approved an IDE for the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals in the United States or in relevant geographies outside the United States, which could prevent or delay approval of our drug candidates in such geographies. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

We may not be successful in our efforts to design additional potential drug candidates.*

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

Research programs to identify and design new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a drug discovery program or potential drug candidate that ultimately proves to be unsuccessful. We may also pursue opportunities to acquire or in-license additional businesses, technologies or drug candidates to complement or augment our existing drug discovery and development pipeline. If we are unable to identify or design suitable drug candidates for preclinical and clinical development, we will not be able to obtain revenues from the sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates.*

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

We have obtained orphan drug designations in the United States for use of repotrectinib in treatment of NSCLC with adenocarcinoma histology and for use of TPX-0022 in treatment of gastric cancer, including gastroesophageal junction adenocarcinoma. We may apply for similar designations in other geographies or for our other drug candidates in the future. Orphan drug status does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other drug candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

A breakthrough therapy designation by the FDA for repotrectinib may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that repotrectinib will receive marketing approval.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.*

The FDA has granted fast track designation to repotrectinib for the treatment of (i) NTRK+ advanced solid tumor patients who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs, (ii) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (iii) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI.  The FDA has also granted fast track designation to TPX-0022 for the treatment of patients with MET amplified advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma after prior chemotherapy.  We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received fast track designation for repotrectinib for the treatment of (i) NTRK+ advanced solid tumor patients who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs, (ii) ROS1+ advanced NSCLC patients who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI and (iii) ROS1+ advanced NSCLC patients who have not been previously treated with a ROS1 TKI, and for TPX-0022 for the treatment of patients with MET amplified advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma after prior chemotherapy, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad, and any approval we are granted for our drug candidates in the United States would not assure approval of drug candidates in foreign jurisdictions.*

In order to market and sell our products in the European Union (EU) or other jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Zai is responsible for obtaining marketing approval for repotrectinib and TPX-0022 in Greater China. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the prior administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1,

2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The MFN regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

If we are successful in developing TPX-0022, we expect that TPX-0022 will compete against capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta; tepotinib, which is marketed by Merck KGaA under the name Tepmetko; savolitinib, which is marketed in China by AstraZeneca PLC and Hutchison China MediTech Limited under the name Orpathys; and amivantamab, which is marketed by Johnson & Johnson under the name Rybrevant. Capmatinib, tepotinib and savolitinib are indicated for the treatment of adult patients with metastatic NSCLC harboring MET exon 14 skipping alterations.  We also expect TPX-0022 will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Haihe Biopharma Co., Ltd (glumetinib), Servier (Sym015), AbbVie Inc. (telisotuzumab vedotin) and Aveo Oncology (ficlatuzumab).

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2021, we had 201 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Risks Related to Our Common Stock

The trading price of our common stock has been and may in the future be volatile and fluctuate substantially, which could result in substantial losses.*

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through June 30, 2021, has ranged from a low of $26.67 to a high of $141.30. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Upon receipt, the net proceeds from our initial public offering were held in cash, cash equivalents and marketable securities. Through June 30, 2021, we have used $141.7 million of the net proceeds from our initial public offering.  We are investing the remaining net proceeds in a combination of short-term and intermediate-term, interest-bearing obligations, investment grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the remaining net proceeds from our initial public offering as described under “Use of Proceeds” in the final prospectus related to our initial public offering (Prospectus). We cannot predict with certainty all of the particular uses for the remaining net proceeds from our initial public offering, or the amounts that we will actually spend on the uses described under “Use of Proceeds” in the Prospectus. The amounts and timing of our actual use of the remaining net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the remaining net proceeds, and investors will be relying on our judgment regarding the application of the remaining net proceeds from our initial public offering.

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

10.1†	Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) May 4, 2021.

10.2†	Executive Employment Agreement, dated June 22, 2021, by and between the Registrant and Paolo Tombesi.

10.3	First Amendment to Lease, dated June 11, 2021, by and between Registrant and Gateway Torrey Hills LLC.

10.4

Lease, dated April 9, 2021, by and between the Registrant and Gateway Torrey Hills LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.5

First Amendment to Lease Agreement dated May 12, 2021 by and between the Registrant and ARE-SD Region No. 44, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2021).

10.6

Lease dated May 20, 2021, by and between the Registrant and HCP Callan Road, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

†	Indicates management contract or compensatory plan.

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

TURNING POINT THERAPEUTICS, INC.

Date: August 9, 2021	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Paolo Tombesi
Paolo Tombesi
Executive Vice President & Chief Financial Officer (Principal Financial Officer)