Form 10-Q
period 2021-09-30
Turning Point Therapeutics, Inc.
filed 2021-11-09
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021 the registrant had 49,479,508 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	September 30,	December 31,
	2021	2020
Assets	Unaudited
Current assets:
Cash and cash equivalents	$404,203	$554,101
Marketable securities	631,811	568,407
Prepaid and other current assets	11,127	8,171
Total current assets	1,047,141	1,130,679
Property and equipment, net	3,858	2,604
Right-of-use lease assets	5,965	3,357
Other assets	2,021	73
Total assets	$1,058,985	$1,136,713
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$3,188	$5,225
Accrued expenses and other current liabilities	23,045	9,183
Accrued compensation	9,025	8,588
Current portion of operating lease liabilities	3,495	1,396
Total current liabilities	38,753	24,392
Operating lease liabilities, long-term	2,895	2,423
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020, zero shares outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 49,464,156 and 48,678,540 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	1,455,626	1,389,860
Accumulated other comprehensive (loss)/income	(16)	209
Accumulated deficit	(438,278)	(280,176)
Total stockholders' equity	1,017,337	1,109,898
Total liabilities and stockholders’ equity	$1,058,985	$1,136,713

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$460	$25,000	$30,829	$25,000
Operating expenses:
Research and development	48,889	32,213	134,802	79,136
General and administrative	18,224	11,326	55,386	59,761
Total operating expenses	67,113	43,539	190,188	138,897
Loss from operations	(66,653)	(18,539)	(159,359)	(113,897)
Other income, net	328	834	1,257	3,981
Net loss	(66,325)	(17,705)	(158,102)	(109,916)
Unrealized (loss)/gain on marketable securities, net of tax	(18)	(606)	(225)	141
Comprehensive loss	$(66,343)	$(18,311)	$(158,327)	$(109,775)
Net loss per share, basic and diluted	$(1.34)	$(0.42)	$(3.21)	$(2.82)
Weighted-average common shares outstanding, basic and diluted	49,426,496	42,185,824	49,185,693	38,914,789

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	48,678,540	$5	$1,389,860	$209	$(280,176)	$1,109,898
Option exercises	438,500	—	9,679	—	—	9,679
Stock-based compensation expense	—	—	17,278	—	—	17,278
Net loss	—	—	—	—	(35,504)	(35,504)
Other comprehensive loss	—	—	—	(186)	—	(186)
Balance at March 31, 2021	49,117,040	5	1,416,817	23	(315,680)	1,101,165
Option exercises	253,037	—	8,398	—	—	8,398
Shares issued under employee stock purchase plan	21,661	—	943	—	—	943
Stock-based compensation expense	—	—	13,295	—	—	13,295
Net loss	—	—	—	—	(56,273)	(56,273)
Other comprehensive loss	—	—	—	(21)	—	(21)
Balance at June 30, 2021	49,391,738	5	1,439,453	2	(371,953)	1,067,507
Option exercises	72,418	—	2,379	—	—	2,379
Stock-based compensation expense	—	—	13,794	—	—	13,794
Net loss	—	—	—	—	(66,325)	(66,325)
Other comprehensive loss	—	—	—	(18)	—	(18)
Balance at September 30, 2021	49,464,156	$5	$1,455,626	$(16)	$(438,278)	$1,017,337

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	35,915,119	$4	$526,960	$271	$(122,884)	$404,351
Option exercises	7,129	—	25	—	—	25
Stock-based compensation expense	—	—	38,365	—	—	38,365
Net loss	—	—	—	—	(60,718)	(60,718)
Other comprehensive loss	—	—	—	(316)	—	(316)
Balance at March 31, 2020	35,922,248	4	565,350	(45)	(183,602)	381,707
Option exercises	3,049	—	31	—	—	31
Shares issued under employee stock purchase plan	14,425	—	504	—	—	504
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	6,229,167	1	351,610	—	—	351,611
Stock-based compensation expense	—	—	7,404	—	—	7,404
Net loss	—	—	—	—	(31,493)	(31,493)
Other comprehensive income	—	—	—	1,063	—	1,063
Balance at June 30, 2020	42,168,889	5	924,899	1,018	(215,095)	710,827
Option exercises	44,475	—	508	—	—	508
Stock-based compensation expense	—	—	8,564	—	—	8,564
Net loss	—	—	—	—	(17,705)	(17,705)
Other comprehensive loss	—	—	—	(606)	—	(606)
Balance at September 30, 2020	42,213,364	$5	$933,971	$412	$(232,800)	$701,588

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(158,102)	$(109,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	44,367	54,333
Depreciation	846	647
Accretion of premium on marketable securities	4,093	175
Amortization of right-of-use operating lease asset	1,847	1,139
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,102)	(905)
Accounts payable	(2,099)	2,686
Accrued expenses and other current liabilities	11,979	3,423
Accrued compensation	437	(929)
Net cash used in operating activities	(99,734)	(49,347)

Investing activities
Purchases of marketable securities	(391,344)	(351,167)
Sales and maturities of marketable securities	323,624	312,986
Purchases of property and equipment	(2,040)	(874)
Net cash used in investing activities	(69,760)	(39,055)

Financing activities
Proceeds from issuance of common stock under equity incentive plans	21,399	1,068
Proceeds from issuance of common stock in public offering, net of offering costs	—	351,611
Costs paid in connection with financing	—	(114)
Net cash provided by financing activities	21,399	352,565

Net (decrease) increase in cash, cash equivalents and restricted cash	(148,095)	264,163
Cash, cash equivalents and restricted cash at the beginning of period	554,174	48,188
Cash, cash equivalents and restricted cash at the end of period	$406,079	$312,351

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$68	$108
Costs incurred in connection with a public offering included in accounts payable and accrued expenses	$—	$81
Operating lease liabilities arising from obtaining right-of-use assets	$4,007	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31 2020 filed with the SEC. In the opinion of management, the unaudited condensed financial statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited condensed financial statements for the quarter ended September 30, 2021 are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the unaudited condensed statement of cash flows (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$404,203	$312,278
Restricted cash, as part of other assets	1,876	73
Total cash, cash equivalents and restricted cash	$406,079	$312,351

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalents, and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2021, cash and cash equivalents and marketable securities totaling $1,035.8 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high credit quality securities, and as a result, the Company believes represent a minimal credit risk.

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

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	5,436,104	6,669,220
RSUs	220,231	21,500
Total	5,656,335	6,690,720

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At September 30, 2021, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	297,429	25	(85)	297,369
U.S. Government agency securities	2 years or less	151,314	56	(18)	151,352
Non-U.S. Government agency securities	2 years or less	23,899	—	(9)	23,890
Corporate debt securities	2 years or less	97,190	22	(4)	97,208
Commercial paper	Less than 1	61,992	—	—	61,992
Total marketable securities		$631,824	$103	$(116)	$631,811

At December 31, 2020, marketable securities consisted of the following (in thousands):

			Unrealized
	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$113,662	$19	$(1)	$113,680
U.S. Government agency securities	2 years or less	173,583	100	—	173,683
Corporate debt securities	2 years or less	169,189	103	(27)	169,265
Commercial paper	Less than 1	111,779	—	—	111,779
Total marketable securities		$568,213	$222	$(28)	$568,407

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of September 30, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$192,251	$—	$—	$192,251
U.S. Treasuries	297,369	—	—	297,369
U.S. Government agency securities	—	151,352	—	151,352
Non-U.S. Government securities	—	23,890	—	23,890
Corporate debt securities	—	97,208	—	97,208
Commercial paper	—	273,519	—	273,519
Total cash equivalents and marketable securities	$489,620	$545,969	$—	$1,035,589

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$299,571	$—	$—	$299,571
U.S. Treasuries	113,680	—	—	113,680
U.S. Government agency securities	—	173,683	—	173,683
Corporate debt securities	—	180,718	—	180,718
Commercial paper	—	354,223	—	354,223
Total cash equivalents and marketable securities	$413,251	$708,624	$—	$1,121,875

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$3,110	$1,629
Computer equipment and software	1,275	956
Tenant improvements	1,407	1,108
Furniture and fixtures	358	357
Property and equipment	6,150	4,050
Less: accumulated depreciation	(2,292)	(1,446)
Property and equipment, net	$3,858	$2,604

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.8 million and $0.6 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$20,895	$8,457
Accrued general and administrative expenses	2,072	682
Other current liabilities	78	44
Total	$23,045	$9,183

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

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020. The $0.7 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. For the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $0.8 million, respectively in revenue associated with the clinical supply performance obligation.

The Company assessed the Zai Repotrectinib Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the nine months ended September 30, 2021, the Company recognized $5.0 million in development milestones. The development milestones were subject to foreign tax withholdings. The Company recorded this tax expense to general and administrative expense in the condensed statements of operations and comprehensive loss. As of September 30, 2021, the Company has not recognized any revenue associated with sales milestones.

Zai Elzovantinib Agreement

On January 10, 2021, the Company entered into a license agreement with Zai, which was amended on March 31, 2021 (the Zai Elzovantinib Agreement), pursuant to which the Company granted Zai exclusive rights to develop and commercialize products containing the Company’s drug candidate, Elzovantinib (the Elzovantinib Products), in the Zai Territory. The Company retains exclusive rights to, among other things, develop, manufacture and commercialize the Elzovantinib Products outside the Zai Territory.

Pursuant to the terms of the Zai Elzovantinib Agreement, the Company has received an upfront cash payment of $25.0 million and is eligible to receive up to $336.0 million in development and sales milestone payments, consisting of up to $121.0 million of development milestones and up to $215.0 million of sales milestones. In addition, during the term of the Zai Elzovantinib Agreement, Zai is obligated to pay the Company tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of the Elzovantinib Products in the Zai Territory, subject to adjustments in specified circumstances.

Zai is responsible for conducting the development and commercialization activities in the Zai Territory related to the Elzovantinib Products at Zai’s own expense, subject to limited exceptions pursuant to which the Company may be responsible for the cost. The Company is responsible for global clinical studies of the Elzovantinib Products, including the portions that may be conducted in the Zai Territory, at the Company’s expense, except that Zai will participate in global clinical studies of the Elzovantinib Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai Elzovantinib Agreement and may, at Zai’s election subject to specified exceptions, participate in future global clinical studies of the Elzovantinib Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

The Zai Elzovantinib Agreement will continue in effect until expiration of the last royalty term for a Elzovantinib Product in any region in the Zai Territory, where the royalty term for a Elzovantinib Product in a region continues until the later of (i) the date of the last-to-expire valid claim within Company’s patent rights that covers the Elzovantinib Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such Elzovantinib Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Elzovantinib Product in such region. Subject to the terms of the Zai Elzovantinib Agreement, Zai may terminate the Zai Elzovantinib Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai Elzovantinib Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights. Either party may terminate the Zai Elzovantinib Agreement for the other party’s uncured material breach of the Zai Elzovantinib Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that is not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the Elzovantinib Products.

Revenue Recognition

The Company determined that two performance obligations existed: (1) the exclusive license, bundled with the associated know-how and (2) the Company’s initial obligation to supply elzovantinib for clinical development in the Zai Territory.

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

The Company delivered the license and technical know-how to Zai in the first quarter of 2021 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the first quarter of 2021. The $0.9 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods, upon delivery, over the period of the obligation. As of September 30, 2021, the Company has not recognized any revenue associated with the clinical supply performance obligation under the Zai Elzovantinib Agreement.

The Company assessed the Zai Elzovantinib Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. The upfront payment received by the Company was subject to foreign tax withholdings. The Company recorded this tax expense to general and administrative expense in the condensed statements of operations and comprehensive loss.

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

In April 2021, the Company entered into a lease agreement for additional office space, which commenced on May 24, 2021 and expires June 30, 2023 with no options to extend. In June 2021, the lease terms were amended to add additional office space which commenced on July 30, 2021. The Company recorded an operating lease liability of approximately $2.8 million and a right-of-use asset of $2.9 million, which includes lease incentives.

In May 2021, the Company entered into a lease agreement with HCP Callan Road, LLC (Landlord) for the lease of approximately 185,000 square feet of office and laboratory space, delivered in two phases, for the Company’s future principal executive offices and laboratory space. The term of the lease is approximately 11 years and nine months and is expected to commence in March 2023, with an option by the Company to extend for an additional five years. The base rent will be $1.0 million per month, and the Landlord will provide the Company with a tenant improvement allowance of up to $220 per square foot. The Landlord's construction activity of the building was minimal as of September 30, 2021. In connection with the lease, the Company is required to maintain a letter of credit for the benefit of the Landlord in the amount of $1.8 million, which was delivered in May 2021 and is included in other assets on the condensed balance sheet.

Future minimum payments under the leases as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (remaining)	916
2022	3,897
2023	1,988
Total future minimum lease payments	6,801
Less: amounts representing interest	(411)
Total lease liability	$6,390
Remaining lease term	1.8 years

Amounts presented in the table above exclude non-cancelable future minimum lease payments for operating leases that have not commenced.

Rent expense was $0.9 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The Company paid $0.7 million and $0.4 million of cash payments related to its operating lease agreements for each of the three months ended September 30, 2021 and 2020, respectively.

Rent expense was $1.9 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The Company paid $1.6 million and $1.2 million of cash payments related to its operating lease agreement for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s operating leases had a weighted average remaining lease term of 1.8 years as of September 30, 2021 and 2.6 years as of December 31, 2020, and a weighted average discount rate of 7.1% as of September 30, 2021 and 8.5% as of December 31, 2020.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock. As of September 30, 2021, the Company had not yet sold any shares of common stock under the ATM facility.

Equity Compensation Plans

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants, and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year through January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. On January 1, 2021, the Company added 1,947,141 shares to the Plan. At September 30, 2021, the Plan had 3,432,812 total shares available for issuance.

Stock Options

Options expire within a period of not more than ten years from the date of grant. Initial option grants to employees typically vest 25% after one year and monthly thereafter over a three-year period and expire three months after employee termination. Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period. The majority of options outstanding at September 30, 2021 had vesting periods of four years.

The following summarizes option activity under the Plan for the periods presented:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	5,790,713	$34.97	8.4	$503,114
Options granted	1,028,286	$104.81
Options exercised	(758,580)	$26.97
Options forfeited or cancelled	(624,315)	$57.81
Balance as of September 30, 2021	5,436,104	$46.64	7.6	$153,554

Options vested and exercisable as of September 30, 2021	2,444,354	$25.99	6.6	$103,814

The fair values of the employee stock options granted during the three and nine months ended September 30, 2021 and 2020 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.94%	0.40%	0.83%	1.27%
Volatility	79.3%	80.4%	80.2%	79.3%
Expected term (in years)	6.08	6.08	6.05	6.06
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted to employees was $47.79 and $44.97 for the three months ended September 30, 2021 and 2020, respectively and was $71.77 and $41.96 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $123.7 million in total unrecognized compensation expense expected to be recognized over a weighted average period of 2.38 years.

Restricted Stock Units

The summary of the Company’s restricted stock unit activity for the periods presented is as follows:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	21,500	$59.94	$2,620
Granted	227,057	$112.51
Vested	(5,375)	$59.94
Forfeited	(22,951)	$131.96
Outstanding as of September 30, 2021	220,231	$106.63	$14,630

As of September 30, 2021, the total unrecognized compensation related to restricted stock units granted was $20.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.43 years.

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

The summary of the Company’s PSU activity for the periods presented is as follows:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	—	$—	$—
Granted	231,707	$125.57
Vested	—	$—
Forfeited	(31,331)	$137.33
Outstanding as of September 30, 2021	200,376	$123.73	$13,311

As of September 30, 2021, the Company does not estimate that the achievement of any performance-based criteria is probable, and no PSUs vested during the nine months ended September 30, 2021.

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the ESPP). The ESPP became effective immediately prior to the date of the underwriting agreement related to the Company’s initial public offering. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. As of September 30, 2021, a total of 228,156 shares of common stock were available for purchase under the ESPP.

The assumptions used for the nine months ended September 30, 2021 and 2020 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP during such periods were as follows:

Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.04 - 0.16%	0.17 - 2.13%
Volatility	69.9 - 79.8%	70.6 - 91.6%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Dividend yield	—	—

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

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted under the Company’s equity plans totaled the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$7,014	$3,912	$19,996	$10,799
General and administrative	6,780	4,652	24,371	43,534
Total stock-based compensation expense	$13,794	$8,564	$44,367	$54,333

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

September 30,
2021
Options to purchase common stock	5,436,104
PSUs outstanding	200,376
RSUs outstanding	220,231
Options to purchase common stock available for issuance under the Plan	3,432,812
Shares available for purchase under ESPP	228,156
Total	9,517,679

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

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 clinical trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small-cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designations for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments. In addition, the FDA has granted repotrectinib orphan drug designation for the treatment of advanced NSCLC with adenocarcinoma histology; and four fast track designations for the treatment of patients with: (1) NTRK+ advanced solid tumors who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs; (2) ROS1+ advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (3) ROS1+ advanced NSCLC who have not been previously treated with a ROS1 TKI; and (4) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy.

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

In October 2021, we reported updated preliminary data from the TRIDENT-1 study from ROS1+ TKI pretreated advanced NSCLC cohorts (EXP-2, EXP-3 and EXP-4) and from NTRK+ advanced solid tumor cohorts (EXP-5 and EXP-6).

The updated Phase 2 TRIDENT-1 dataset utilized an August 26, 2021 data cutoff. The safety analysis includes 301 treated patients from the pooled Phase 1 and Phase 2 portions of TRIDENT-1 across all cohorts. Phase 2 patients included in the efficacy analysis had baseline measurable disease and at least one post-baseline evaluable scan or were off treatment prior to first post-baseline scan. Responses were confirmed with a subsequent scan at least 28 days later per RECIST 1.1 and were determined by physician assessment for Phase 2 patients. Phase 1 patients included in the efficacy analysis were treated at or above the Phase 2 dose, with responses assessed by blinded independent central review (BICR). The Phase 1 data cutoff date was July 22, 2019 for responses and August 26, 2021 for duration of treatment.

Pooled Phase 1 and Phase 2 Preliminary Efficacy Analysis in ROS1+ TKI pretreated advanced NSCLC cohorts (EXP-2, EXP-3 and EXP-4) (n=72)

•
In the ROS1-positive advanced NSCLC population pretreated with one prior TKI and prior platinum-based chemotherapy (EXP-2: n=23), the confirmed Objective Response Rate (cORR) was 39% (95% CI: 20-61). Duration of response ranged from 1.8+ to 11.1 months, and the duration of treatment in the 23 patients ranged from 0.7 to 44.5+ months with five patients remaining on treatment.
•
In the ROS1-positive advanced NSCLC population pretreated with two prior TKIs without prior chemotherapy (EXP-3: n=10), the cORR was 30% (95% CI: 7-65). Duration of response ranged from 1.9+ to 12.9+ months, and the duration of treatment in the 10 patients ranged from 0.5 to 18.1+ months with two patients remaining on treatment.
•
In the ROS1-positive advanced NSCLC population pretreated with one prior TKI without prior chemotherapy (EXP-4: n=39), the cORR was 38% (95% CI: 23-55). As of the cutoff date, three patients had unconfirmed partial responses (uPRs), all of which have been confirmed since the cutoff date and are included in the cORR of 38%. Duration of response ranged from 0.8+ to 15.0+ months, and the duration of treatment in the 39 patients ranged from 0.5 to 19.2+ months with 21 patients remaining on treatment.
•
Across EXP-2, EXP-3 and EXP-4, 18 patients (25%) had a ROS1 resistance mutation detected, 15 of which had G2032R solvent front mutations (SFMs). The cORR was 50% (95% CI: 26-74) in 18 patients with any resistance mutation and 53% (95% CI: 27-79) in patients with a G2032R SFM which included two complete responses (CRs).

Pooled Phase 1 and Phase 2 Preliminary Efficacy Analysis in the NTRK-positive advanced solid tumor cohorts (EXP-5, EXP-6) (n=40)

•
In the NTRK-positive TKI-naïve advanced solid tumor population (EXP-5: n=17), the cORR was 41% (95% CI: 18-67). At the time of the data cutoff, three patients with limited time on treatment achieved stable disease with tumor regression of -21%, -23%, and -27% on their first post-baseline scans, and were awaiting their next scans. Duration of response ranged from 1.9+ to 7.4+ months, and the duration of treatment in the 17 patients ranged from 0.9 to 30.7+ months.
•
In the NTRK-positive TKI-pretreated advanced solid tumor population (EXP-6: n=23), the cORR was 48% (95% CI: 27-69). As of the cutoff date, three patients had uPRs. Two uPRs has been confirmed since the cutoff date and are included in the cORR of 48%; the third patient with a uPR was on treatment awaiting a confirmatory scan and is not considered a responder in the cORR. Duration of response ranged from 0.9+ to 15.1 months, and the duration of treatment in the 23 patients ranged from 0.6 to 20.8 months.
•
Of the 23 NTRK-positive TKI-pretreated advanced solid tumor patients, 13 (57%) had NTRK solvent front mutations. In these 13 patients, the cORR was 62% (95% CI: 32-86) including one patient who had a complete response. As of the cutoff date, three patients had uPRs. Two uPRs have been confirmed since the cutoff date and are included in the cORR; the third patient with a uPR was on treatment awaiting a confirmatory scan and is not considered a responder in the cORR. Duration of response ranged from 0.9+ to 13.7 months.

Preliminary Safety Analysis (n=301)

•
Repotrectinib was generally well tolerated.
•
The most frequently reported treatment-emergent adverse event (TEAE) was low-grade dizziness (60%) of which 76% of reported cases were grade 1. 11 patients (4%) reported ataxia in the absence of dizziness. No events of dizziness or ataxia led to treatment discontinuation.

•
Dose modifications due to TEAEs included 27% of patients who had dose reduction and 11% who had drug discontinuation.

We anticipate reporting topline BICR data from all of the ROS1+ NSCLC cohorts from the TRIDENT-1 study and discussing the BICR data at a pre-NDA meeting with the FDA in the second quarter of 2022. We plan to discuss available BICR data from least 50 ROS1+ TKI-naïve and 50 ROS1+ TKI-pretreated patients with at least six months of follow up for the majority of responders. Based on being granted breakthrough therapy designation for the treatment of patients with NTRK+ advanced solid tumors who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, we also plan to discuss next steps towards potential registration of repotrectinib in this patient population at a Type B meeting with the FDA anticipated in December 2021.

In addition to the TRIDENT-1 study, our Phase 1/2 CARE study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors is ongoing. In October 2021 we reported initial preliminary data from this study in an oral presentation at the 53rd International Society of Paediatric Oncology. The early Phase 1/2 CARE dataset utilized an August 2, 2021 data cutoff date. Ten patients were treated across two dose levels. The preliminary efficacy analysis included eight evaluable patients, including four TKI-naïve and four TKI-pretreated patients. Efficacy evaluable patients were patients who had baseline measurable disease and at least one post-baseline evaluable scan. Response evaluation was by physician assessment and per RECIST v1.1 or RANO for CNS tumors. Responses were confirmed with a subsequent scan at least 28 days later. Repotrectinib was generally well tolerated. The most frequently reported TEAEs were anemia (n=5) and fatigue (n=5). Among patients with anemia, three had baseline history of anemia. Dizziness events (n=4) were grade 1 or 2 and none led to treatment discontinuation. No patients discontinued treatment due to reasons other than disease progression and no patients had TEAEs that led to dose reduction. No dose-limiting toxicities were reported. Three TKI-naïve patients (2 NTRK fusion solid tumors; 1 ROS1 fusion IMT) achieved confirmed responses, one of which was a CR. Of the four TKI-pretreated patients, one patient with NTRK fusion sarcoma had a best response of stable disease. The Phase 1 dose finding portion of the study is ongoing in pediatric patients less than 12 years old to confirm the pediatric RP2D. The Phase 2 portion of the study is ongoing for patients 12 to 25 years old.

Based on preclinical data we presented at the American Association for Cancer Research (AACR) annual meeting in April 2021 demonstrating that repotrectinib in combination with an approved MEK inhibitor, trametinib, had greater activity than single-agent treatment of either repotrectinib or trametinib in patient-derived KRAS mutant G12D/V lung and G12D/V/R pancreatic cancer models, we initiated our Phase 1b/2 study of repotrectinib and trametinib in patients with KRAS mutant G12D advanced solid tumors in the third quarter of 2021. The clinical study is designed to examine safety, tolerability, pharmacokinetics, and any early signals of efficacy of the combination.

Elzovantinib (TPX-0022)

Our Phase 1 SHIELD-1 clinical trial of elzovantinib, our MET/SRC/CSF1R inhibitor, is ongoing in patients with advanced solid tumors harboring genetic alterations in MET. The Phase 1 clinical trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of elzovantinib and includes a dose-finding portion followed by dose expansion in multiple cohorts of MET alterations and tumor types.

In October 2021, we reported updated preliminary clinical data from the dose-finding portion of our SHIELD-1 study. The updated data utilized an August 23, 2021 data cutoff. 54 patients were treated across seven dose levels. Patients included those with NSCLC (n=31), gastric or gastroesophageal junction (GEJ) cancer (n=9), colorectal cancer (CRC) (n=5), and other solid tumors (n=9) harboring genetic alterations in MET. Of the 54 patients, 93% received prior chemotherapy or immunotherapy, and 72% had a baseline ECOG performance score of 1. Preliminary efficacy data were available for 46 evaluable patients with baseline measurable disease and at least one post-baseline evaluable scan. Responses were confirmed with a subsequent scan at least 28 days later per RECIST 1.1 and were determined by physician assessment.

Preliminary Safety Analysis (n=54)

•
Elzovantinib was generally well tolerated.
•
The most frequently reported TEAE was dizziness (65%) of which 94% of reported cases were grade 1 or grade 2.
•
Dose modifications due to TEAEs included 39% of patients who had dose reduction and 6% who had drug discontinuation.
•
Two dose-limiting toxicities of grade 3 vertigo and grade 2 dizziness occurred at 120 mg QD.
•
Peripheral edema was reported in 20% of patients and none were grade 3 or higher. No ILD/pneumonitis of any grade was reported. Additionally, no treatment related grade 3 or higher ALT/AST elevation was reported.

Preliminary Efficacy Analysis (n=46)

•
A total of 46 patients were evaluable for efficacy, including 32 who were MET TKI-naïve; 11 with NSCLC, nine with GC/GEJ cancer, and 12 with other solid tumors. Of the 11 NSCLC patients, five had MET exon 14 skipping, four had MET amplification, and two had MET oncogenic mutations. Of the nine GC/GEJ cancer patients, eight had MET amplification and one had MET fusion. Of the 12 patients with advanced other solid tumors, seven had MET amplification, three had MET exon 14 skipping, and two had MET fusions.
•
Among the 11 MET TKI-naïve NSCLC patients, four achieved confirmed responses for a cORR of 36% (95% CI: 11-69) across all dose levels. Of the four confirmed responders, one had MET exon 14 skipping, one had MET amplification with a gene copy number (GCN) of 7, and two had MET oncogenic mutations. The duration of response (DOR) range (n=4) was 1.8+ to 15+ months, with the longest duration in a MET exon 14 skipping NSCLC patient previously treated with immunotherapy, who remained in a response for 15+ months and on treatment for 18+ months.
•
Among the nine MET TKI-naïve GC/GEJ patients, three achieved confirmed responses for a cORR of 33% (95% CI: 7-70) across all dose levels. Of the three responders, all had MET amplification with GCNs of 12, 14 and 25. The DOR range (n=3) was 5.2 to 12.9+ months.
•
Among the 12 patients with advanced other solid tumors, one patient with MET amplified CRC with a GCN of 34 achieved a confirmed response.
•
14 patients were MET TKI-pretreated; 13 with NSCLC and one with liver cancer. This population was heavily pretreated with 36% having received at least five lines of prior therapy. The median number of prior therapies was three (range 1 to 6). Seven of the 13 NSCLC patients achieved stable disease as their best response for a clinical benefit rate of 54%.

At our recent End of Phase 1 Meeting with the FDA we received guidance on the design of the planned Phase 2 portion of the SHIELD-1 study and feedback on the recommended Phase 2 dose. The meeting focused on the potential next steps for elzovantinib in patients with NSCLC. In the feedback, the FDA indicated that our Phase 2 design may be acceptable to support a future new drug application (NDA) submission and guided that the adequacy of the data to support accelerated approval would consider the magnitude and duration of responses in a risk-benefit analysis, and will depend on available therapies and the treatment landscape for NSCLC at the time of a potential future NDA submission.

The FDA recommended that we explore an additional intermediate dose level using the QD titration to BID dosing strategy in at least six to 10 patients prior to starting the Phase 2 portion of the study. We plan to enroll at least six to 10 patients at the dose level of 60 mg QD increased to 60 mg BID after 14 days in the dose finding portion of the SHIELD-1 study and have begun patient screening. In parallel we are continuing to enroll patients into the Phase 1 dose expansion portion of SHIELD-1 at 40 mg QD to 40mg BID after 14 days. Based on the FDA feedback, we plan to revise SHIELD-1 into a potentially registrational Phase 1/2 study and initiate the Phase 2 portion of SHIELD-1 in 2022 pending FDA feedback on data from the intermediate dose level. Our planned Phase 2 study design is similar to that of the ongoing Phase 1 dose expansion portion of the study, which focuses on four main patient populations: treatment naïve and pretreated MET exon-14 skipping NSCLC, and treatment naïve MET amplified NSCLC and gastric cancer. FDA feedback on the development path for elzovantinib in gastric or GEJ cancer is anticipated in December 2021.

In October 2021, we entered into a clinical trial collaboration agreement with EQRx, Inc. to evaluate elzovantinib in combination with aumolertinib, EQRx’s drug candidate targeting EGFR, in patients with EGFR mutant MET-amplified advanced NSCLC. We anticipate initiating the SHIELD-2 combination study of elzovantinib with aumolertinib in mid-2022, pending submission and clearance of our investigational new drug application (IND) by the FDA.

In June 2021, the FDA granted elzovantinib orphan drug designation for the treatment of gastric cancer, including gastroesophageal junction adenocarcinoma and in August 2021, the FDA granted elzovantinib fast track designation for the treatment of patients with MET amplified advanced or metastatic gastric cancer or GEJ adenocarcinoma after prior chemotherapy.

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

TPX-0131

Our fourth drug candidate, TPX-0131, is a next-generation central nervous system penetrant ALK inhibitor. TPX-0131 was designed with a compact macrocyclic structure and in preclinical studies has been shown to potently inhibit wildtype ALK and numerous ALK mutations, in particular the clinically observed G1202R solvent front mutation, the L1196M gatekeeper mutation and G1202R/L1196M compound mutation.

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

Discovery Programs

Our macrocycle platform is the foundation of our current four drug candidates in clinical development and we are applying novel small molecule design approaches integrating tumor biology and structure-based design to develop a new generation of orally available proprietary targeted agents that we believe will have the potential to address important unmet medical needs for patients. Our four internal drug discovery programs are targeting aberrant GTPase signaling known to drive genomically defined cancers with high unmet medical need. The most advanced programs target KRAS G12D, and the p21 activated kinase, or “PAK” family. The goal of our KRAS G12D program is to advance a selective, oral KRAS inhibitor for patients harboring a G12D mutation. Our PAK program is exploring a highly isoform selective inhibitor of oncogenic PAK, and in particular, dual inhibition of amplified PAK1 and PAK4 which we believe has potential as a single agent and in combinations. We are targeting selection of a development candidate from each of these programs in the second half of 2022. Our goal is to achieve at least one new IND per year beginning in 2023.

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

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of September 30, 2021, we had an accumulated deficit of $438.3 million and we incurred net losses of approximately $158.1 million and $109.9 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of September 30, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as our license agreements with Zai Lab (Shanghai) Co., Ltd. (Zai) that we executed in July 2020 (the Zai Repotrectinib Agreement) and January 2021, which was amended in March 2021 (the Zai Elzovantinib Agreement, and together with the Zai Repotrectinib Agreement, the Zai License Agreements), we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai Repotrectinib Agreement we recognized revenue of $25.0 million in the year ended December 31, 2020, and $0.5 million and $5.8 million for the three and nine months ended September 30, 2021, respectively. Under the Zai Elzovantinib Agreement, we recognized revenue of $25.0 million for the nine months ended September 30, 2021. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses
Repotrectinib	$24,018	$20,683	$72,103	$46,838
Elzovantinib	7,725	3,498	21,363	10,403
TPX-0046	4,766	3,580	12,107	9,975
Other research programs	12,380	4,452	29,229	11,920
Total research and development expenses	$48,889	$32,213	$134,802	$79,136

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

There were no significant changes during the three and nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenue	$460	$25,000	$(24,540)
Operating expenses:
Research and development	48,889	32,213	16,676
General and administrative	18,224	11,326	6,898
Total operating expenses	67,113	43,539	23,574
Loss from operations	(66,653)	(18,539)	(48,114)
Other income, net	328	834	(506)
Net loss	$(66,325)	$(17,705)	$(48,620)

Revenue

Revenue recognized during the three months ended September 30, 2021 was $0.5 million for the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trial in Zai’s territory. Revenue recognized during the three months ended September 30, 2020 was $25.0 million related to an upfront payment received in the first quarter of 2020 associated with the Zai Repotrectinib Agreement.

Research and development expenses

During the three months ended September 30, 2021, total research and development expenses increased by $16.7 million from $32.2 million to $48.9 million compared to the three months ended September 30, 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046 and other discovery efforts, and higher personnel-related expenses due to an increase in headcount.

We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

During the three months ended September 30, 2021, general and administrative expenses increased by $6.9 million from $11.3 million to $18.2 million compared to the three months ended September 30, 2020. The increase is primarily attributable to higher personnel-related expenses from an increase in headcount and professional fees.

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

During the three months ended September 30, 2021, other income, net decreased by $0.5 million from $0.8 million to $0.3 million compared to the three months ended September 30, 2020. The decreases were primarily due to lower overall yields on our marketable securities and money market funds.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Revenue	$30,829	$25,000	$5,829
Operating expenses:
Research and development	134,802	79,136	55,666
General and administrative	55,386	59,761	(4,375)
Total operating expenses	190,188	138,897	51,291
Loss from operations	(159,359)	(113,897)	(45,462)
Other income, net	1,257	3,981	(2,724)
Net loss	$(158,102)	$(109,916)	$(48,186)

Revenue

Revenue recognized during the nine months ended September 30, 2021 was $30.8 million, and was attributable to a $25.0 million upfront payment received in the first quarter related to the Zai Elzovantinib Agreement and $5.0 million earned in the second quarter related to development milestones for the Zai Repotrectinib Agreement. We also recognized $0.8 million during the nine months ended September 30, 2021 for the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory. Revenue recognized during the nine months ended September 30, 2020 was $25.0 million related to an upfront payment received in the first quarter of 2020 associated with the Zai Repotrectinib Agreement.

Research and development expenses

During the nine months ended September 30, 2021, research and development expenses increased by $55.7 million from $79.1 million to $134.8 million compared to the nine months ended September 30, 2020. The increase was primarily attributable to increased activity for the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046 and other discovery efforts, and higher personnel-related expenses due to an increase in headcount. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and administrative expenses

During the nine months ended September 30, 2021, general and administrative expenses decreased by $4.4 million from $59.8 million to $55.4 million compared to the nine months ended September 30, 2020. The decrease was primarily attributable to a one-time charge to non-cash stock-based compensation expense and cash severance incurred in the first quarter of 2020 for $32.6 million. This decrease was partially offset by increased expenses associated with higher personnel-related expenses as a result of increased employee headcount and professional fees. In addition, we recorded $5.6 million attributable to a one-time charge to non-cash stock-based compensation associated with the resignations of two board members in the first quarter of 2021. We recorded a $1.6 million foreign tax withholding expense as a result of the upfront payment from Zai received during the first half of 2021 under the Zai Elzovantinib Agreement.

We anticipate that our general and administrative expenses will continue to increase as a result of increased headcount, expanded infrastructure, higher consulting, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

During the nine months ended September 30, 2021, other income, net decreased by $2.7 million from $4.0 million to $1.3 million compared to the nine months ended September 30, 2020. The decreases were primarily due to lower overall yields on our marketable securities and money market funds.

Liquidity and Capital Resources

At September 30, 2021, we had $1,036.0 million of cash, cash equivalents and marketable securities compared to $1,122.5 million at December 31, 2020. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of September 30, 2021, will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through September 30, 2021, we received net proceeds of approximately $1,332.8 million from the issuance of common stock and convertible preferred stock and through stock option exercises.

In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of September 30, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	(99,734)	(49,347)
Net cash used in investing activities	(69,760)	(39,055)
Net cash provided by financing activities	21,399	352,565

Operating Activities

During the nine months ended September 30, 2021, operating activities used approximately $99.7 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib and the Phase 1/2 clinical trial for TPX-0046. Cash used to fund operations is partially offset by cash received from the $25.0 million upfront payment under the Zai Elzovantinib Agreement and $5.0 million of development milestones earned under the Zai Repotrectinib Agreement.

During the nine months ended September 30, 2020, operating activities used approximately $49.3 million primarily due to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib and the Phase 1/2 clinical trial for TPX-0046. Cash used to fund operations is partially offset by cash received from the $25.0 million upfront payment under the Zai Repotrectinib Agreement.

Investing Activities

During the nine months ended September 30, 2021, investing activities used approximately $69.8 million primarily resulting from the purchases (net of maturities) of our marketable securities.

During the nine months ended September 30, 2020, investing activities used approximately $39.1 million primarily resulting from the purchases (net of maturities) of our marketable securities.

Financing Activities

During the nine months ended September 30, 2021, financing activities provided approximately $21.4 million, primarily resulting from option exercises.

During the nine months ended September 30, 2020, financing activities provided approximately $352.6 million primarily resulting from our public offering in May 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

The table below presents a summary of our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due By Period Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating leases (1)	$172,720	$3,824	$15,597	$26,384	$126,915

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2021, cash and cash equivalents and marketable securities totaling $1,035.8 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the prior years ended December 31, 2020 and 2019, we reported net losses of $157.3 million and $72.1 million, respectively. For the nine months ended September 30, 2021 and 2020,we reported net losses of $158.1 million and $109.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $438.3 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through September 30, 2021, we received an aggregate of $1,332.8 million in net proceeds from such sales. As of September 30, 2021, our cash and cash equivalents and marketable securities were $1,036.0 million.

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

• initiate and successfully complete other later-stage clinical trials that meet their clinical endpoints, including our planned Phase 2 clinical trial of elzovantinib;

• obtain favorable results from our clinical trials and apply for and obtain marketing approval for repotrectinib or another drug candidate;

• establish licenses, collaborations or strategic partnerships that may increase the value of our programs;

• successfully manufacture or contract with others to manufacture repotrectinib and our other drug candidates;

• establish and maintain a sales, marketing, market access, patient services and distribution infrastructure to commercialize any products for which we may obtain marketing approval, including, assisting our licensee Zai in its efforts to develop and, if approved, commercialize repotrectinib and elzovantinib in Greater China, and/or entering into additional licenses and/or collaborations with third parties;

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

We will require substantial additional funding. If we are unable to raise capital on favorable terms when needed, we could be forced to delay, reduce or eliminate our research or drug development programs or any future commercialization efforts.*

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead drug candidate, repotrectinib, elzovantinib, and our other drug candidates through clinical development and further develop our pipeline. We expect increased expenses as we continue our research and development, initiate additional clinical trials, and seek marketing approval for repotrectinib and our other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of September 30, 2021, will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

• the progress and results of our Phase 2 portion of TRIDENT-1, our Phase 1/2 pediatric study of repotrectinib and any other additional clinical trials evaluating repotrectinib;

• the scope, rate of progress, results and costs of drug design, preclinical development, and clinical trials for the other drug candidates in our pipeline, including elzovantinib, TPX-0046 and TPX-0131;

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of September 30, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Risks Related to the Design and Development of Our Drug Candidates

We are highly dependent on the success of our lead drug candidate, repotrectinib, which is currently in a Phase 2 potentially registrational clinical trial, and our other drug candidates which are in early clinical development. We have not successfully completed late-stage clinical trials or obtained regulatory approval for any drug candidate. We may never obtain approval for any of our drug candidates or achieve or sustain profitability.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our lead product candidate, repotrectinib, and our other drug candidates which are in earlier stages of development. We currently have no products that are approved for sale. Our Phase 2 registrational portion of our TRIDENT-1 clinical trial for our lead drug candidate, repotrectinib, is ongoing and our other drug candidates currently in clinical trials are only in Phase 1 studies. There can be no assurance that repotrectinib or our other drug candidates in development will achieve success in their clinical trials or obtain regulatory approval.

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

• establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for repotrectinib and elzovantinib in Greater China;

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

Our assumptions about the EXP-1 cohort to support a potential NDA for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI may not be accurate. We held a Type B meeting with the FDA in April 2021 during which we received feedback on next steps toward a potential NDA submission for repotrectinib for the treatment of ROS1+ metastatic NSCLC that has not been treated with a ROS1 TKI. The FDA’s guidance at that meeting may be subject to change, including on the basis of future topline results from this cohort. A change in the assumptions or FDA requirements for NDA acceptance for filing and approval may delay our development timelines.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates.*

We currently have four drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary overall response rates (ORR) in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib. Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020, January 2021 and October 2021 was only physician assessed data from subsets of patients and may not be predictive of the final results of the trial. The preliminary interim data we reported from both our elzovantinib Phase 1 SHIELD-1 clinical trial in October 2020 and October 2021 and our TPX-0046 Phase 1 SWORD-1 clinical trial in April 2021, were only physician assessed data from patients enrolled in the dose escalation portions of each trial and may not be predictive of the final results of the trials or of any further trials of elzovantinib or TPX-0046.

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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.*

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have planned or ongoing clinical trials or expanded access programs for approved and/or investigational drugs that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials or expanded access programs. This is relevant for our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors, development of elzovantinib for the treatment of MET+ advanced solid tumors, development of TPX-0046 for the treatment of patients with RET+ advanced solid tumors, and our development of TPX-0131 for the treatment of patients with ALK+ NSCLC, indications for which approved and/or investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

Adverse side effects or other safety risks associated with repotrectinib, elzovantinib or our other drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Results of clinical trials of our drug candidates could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could result in the delay, suspension or termination of clinical trials by us or the FDA for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated nature of many patients in our clinical trials of our drug candidates, a material percentage of patients in these clinical trials may die during a trial, which could impact development of our drug candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our drug candidates will be harmed and our ability to generate product revenues from this drug candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Moreover, if our drug candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our drug candidates, if approved. We may also be required to modify our study plans based on findings in clinical trials of our drug candidates. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations. Zai has rights to develop and commercialize products containing repotrectinib and products containing elzovantinib within Greater China. If serious adverse events occur during any clinical trials Zai conducts with respect to repotrectinib or elzovantinib, the FDA and other regulatory authorities may delay, limit or deny approval of repotrectinib or elzovantinib or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary interim data from the Phase 1 and Phase 2 portions of our repotrectinib TRIDENT-1 clinical trial, from our elzovantinib Phase 1 SHIELD-1 clinical trial and from the Phase 1 portion of our TPX-0046 Phase 1/2 SWORD-1 clinical trial. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For our TRIDENT-1 data updates in August 2020, January 2021 and October 2021, we reported preliminary safety and efficacy data as assessed by trial investigators, or physician assessment, using standard RECIST v1.1 criteria. The primary endpoint of the study is ORR determined not by trial investigators but rather BICR to limit any potential bias implemented by the treating physicians in the overall efficacy assessments.

Published literature demonstrates that there is often a discordance between physician assessments and BICR assessments with the physician assessed overall response data often being higher than that by BICR. There is a risk that the preliminary physician assessed TRIDENT-1 data we reported in August 2020, January 2021 and October 2021 could be materially different from the BICR assessed data.

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

We have obtained orphan drug designations in the United States for use of repotrectinib in treatment of NSCLC with adenocarcinoma histology and for use of elzovantinib in treatment of gastric cancer, including gastroesophageal junction adenocarcinoma. We may apply for similar designations in other geographies or for our other drug candidates in the future. Orphan drug status does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other drug candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Our Dependence on Third Parties

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain regulatory approval, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.*

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials and other studies of repotrectinib and our other drug candidates. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, our CROs, clinical investigators and consultants play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for drug candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA, EMA and comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, for the supply of third-party drug product for our planned and ongoing combination clinical trials, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts. We currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for repotrectinib, elzovantinib, TPX-0046 and TPX-0131 for at least the next 12 months. However, depending on the length and ultimate impact of the COVID-19 pandemic, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

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

We may enter into collaborations with third parties for the development and commercialization of our drug candidates. If those collaborations, including, without limitation, our license arrangements with Zai for the development and commercialization of repotrectinib and elzovantinib in Greater China, are not successful, we may not be able to capitalize on the market potential of these drug candidates.*

We currently have and may in the future seek third-party collaborators for the development and commercialization of some of our drug candidates on a selected basis. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, we have granted to Zai, a China and U.S.-based commercial stage biopharmaceutical company, rights to develop and commercialize products containing repotrectinib and products containing elzovantinib, in Greater China. Consequently, our ability to generate any revenues from repotrectinib or elzovantinib in Greater China depends on our ability to maintain our collaborations with Zai. We have limited control over the amount and timing of resources that Zai will dedicate to these efforts. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any future collaboration we may seek, will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

If our collaborations, such as our license arrangements with Zai, or any future license or collaboration we may enter into, if any, are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of either of the Zai License Agreements, or any other license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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

A breakthrough therapy designation by the FDA for repotrectinib may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that repotrectinib will receive marketing approval.*

The FDA has granted breakthrough therapy designations to repotrectinib for the treatment of patients for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments. We may also seek breakthrough therapy designation for other indications or for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.*

The FDA has granted fast track designations to repotrectinib for the treatment of patients with (i) NTRK+ advanced solid tumor who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs; (ii) ROS1+ advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (iii) ROS1+ advanced NSCLC who have not been previously treated with a ROS1 TKI; and (iv) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy. The FDA has also granted fast track designation to elzovantinib for the treatment of patients with MET amplified advanced or metastatic gastric cancer or GEJ adenocarcinoma after prior chemotherapy. We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received four fast track designations for repotrectinib ,and one fast track designation for elzovantinib, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Our failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad, and any approval we are granted for our drug candidates in the United States would not assure approval of drug candidates in foreign jurisdictions.*

In order to market and sell our products in the European Union (EU) or other jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Zai is responsible for obtaining marketing approval for repotrectinib and elzovantinib in Greater China. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Non-compliance by us, our licensee Zai or any other collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the prior administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation (MFN) executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.*

In some countries, particularly some countries in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. In the EU the regulation of pricing and reimbursement varies widely between individual member states. Some member states prohibit the marketing of products prior to a reimbursement price being agreed, some member states may require the completion of additional studies to assess cost-effectiveness against currently available therapies. Price controls or profit controls are in place in a number of member states.

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

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until at least one patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file for patent protection for the inventions covered by pending patent applications. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, hospitals, independent treatment centers, consultants, independent contractors, suppliers, advisors and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, if third parties have filed patent applications related to our drug candidates or technology, we may not be able to obtain our own patent rights to those drug candidates or technology.

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

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.*

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law in September 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.*

While we have obtained patents with respect to our four drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. We seek to protect our trade secrets and proprietary know-how in part by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects our business and competitive position could be materially harmed.

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

We plan to build our own focused, specialized sales and marketing organization in the United States. Outside of the United States, in addition to our existing repotrectinib and elzovantinib licenses to Zai for Greater China, we plan to selectively establish partnerships in markets outside the United States to support the commercialization of drug candidates for which we obtain marketing approval and that can be commercialized with such capabilities.

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

If we are successful in developing elzovantinib, we expect that elzovantinib will compete against capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta; tepotinib, which is marketed by Merck KGaA under the name Tepmetko; savolitinib, which is marketed in China by AstraZeneca PLC and Hutchison China MediTech Limited under the name Orpathys; and amivantamab, which is marketed by Johnson & Johnson under the name Rybrevant. Capmatinib, tepotinib and savolitinib are indicated for the treatment of adult patients with metastatic NSCLC harboring MET exon 14 skipping alterations. We also expect elzovantinib will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Haihe Biopharma Co., Ltd (glumetinib), Servier (Sym015), AbbVie Inc. (telisotuzumab vedotin) and Aveo Oncology (ficlatuzumab).

If we are successful in developing TPX-0046, we expect that TPX-0046 will compete against selpercatinib, which is marketed by Eli Lilly and Company under the name Retevmo for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and pralsetinib, which is marketed by F. Hoffman La Roche AG and Blueprint Medicines Corporation under the name Gavreto for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and are both in development for the treatment of other RET+ cancers, and other approved multi-kinase inhibitors with RET activity that are being evaluated in clinical trials including cabozantinib (Exelixis, Inc.), lenvatinib (Eisai Inc.), sorafenib (Bayer AG), sunitinib (Pfizer Inc.) and vandetinib (Sanofi Genzyme). We also expect TPX-0046 will compete against compounds which are in Phase 2 or later clinical development for the treatment of RET+ tumors at companies including Helsinn Group (HM06).

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of September 30, 2021, we had 237 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of repotrectinib and our other current or future drug candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of repotrectinib or any of our other current or future drug candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Under legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Risks Related to Our Common Stock

The trading price of our common stock has been and may in the future be volatile and fluctuate substantially, which could result in substantial losses.*

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through September 30, 2021, has ranged from a low of $26.67 to a high of $141.30. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Upon receipt, the net proceeds from our initial public offering were held in cash, cash equivalents and marketable securities. Through September 30, 2021, we have used all of the net proceeds from our initial public offering. There was no material change in the planned use of such proceeds from that described in the final prospectus related to our initial public offering.

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

10.1†

Executive Employment Agreement, dated June 22, 2021, by and between the Registrant and Paolo Tombesi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38871), filed with the SEC on August 9, 2021).

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

TURNING POINT THERAPEUTICS, INC.

Date: November 9, 2021	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Paolo Tombesi
Paolo Tombesi
Executive Vice President & Chief Financial Officer (Principal Financial Officer)