Form 10-K
period 2021-12-31
Turning Point Therapeutics, Inc.
filed 2022-02-28
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3,673 million as of June 30, 2021 (the last trading day of the Registrant’s most recently completed second quarter) based on the closing price of $78.02 as reported on the Nasdaq Global Select Market on such date. Shares of the Registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of Registrant’s Common Stock outstanding as of February 22, 2022 was 49,622,698.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant's 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2021.

i

ii

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our beliefs and opinions on the relevant subject and are based upon information available to us as of the date of this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on information that may be limited or incomplete, our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•
our plans to research, develop and commercialize our drug candidates, including the timing and progress of our clinical trials of repotrectinib, elzovantinib (TPX-0022), TPX-0046 and TPX-0131;
•
the success, cost and timing of our product development activities and clinical trials, including whether the Phase 2 portion of TRIDENT-1 will support the approval of repotrectinib in ROS1+ advanced non-small cell lung cancer (NSCLC) and NTRK+ advanced solid tumors;
•
the impact of the COVID-19 pandemic on our business, operations and financial condition;
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
•
the actual or potential benefits of FDA designations, such as orphan drug, fast track and breakthrough therapy;
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

•
regulatory and healthcare policy developments in the United States and foreign countries;
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
•
The COVID-19 pandemic has and could adversely impact our business in the future, including our ongoing and planned clinical trials.
•
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
•
The trading price of our common stock has been and may in the future be volatile and fluctuate substantially, which could result in substantial losses.

Item 1. Business.

Overview

We are a clinical-stage precision oncology biopharmaceutical company designing and developing novel therapies that target genetic drivers of cancer to improve the lives of patients. We have developed a macrocycle platform from which we designed our current pipeline of proprietary small, compact tyrosine kinase inhibitors (TKIs) with rigid structures that have the potential to bind to their targets with greater precision and affinity than other kinase inhibitors. Our drug discovery approach integrates tumor biology with structure-based drug design to develop a new generation of orally available proprietary agents that we believe will have the potential to address important unmet medical needs for patients.

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 clinical trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designations for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments. In addition, the FDA has granted repotrectinib orphan drug designation for the treatment of advanced NSCLC with adenocarcinoma histology; and four fast track designations for the treatment of patients with: (1) NTRK+ advanced solid tumors who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs; (2) ROS1+advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (3) ROS1+ advanced NSCLC who have not been previously treated with a ROS1 TKI; and (4) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy.

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing at sites in North America, Europe and the Asia-Pacific regions. The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. In the second quarter of 2021 we reached enrollment of 50 patients pooled from the Phase 1 and Phase 2 portions of the TRIDENT-1 study in EXP-1 and in the first quarter of 2022 we reached enrollment of 60 patients from the Phase 2 portion of the TRIDENT-1 study in EXP-4. Enrollment is ongoing in all cohorts in the study. We anticipate reporting topline blinded independent central review (BICR) data from all of the ROS1+ NSCLC cohorts from TRIDENT-1 and discussing the BICR data with the FDA at a pre-new drug application (NDA) meeting, in the second quarter of 2022. We plan to discuss available BICR data in at least 50 TKI-naïve and 50 TKI-pretreated patients with at least six months of follow-up for the majority of responders. We also anticipate reporting additional data from patients with NTRK+ advanced solid tumors in the second half of 2022. We plan to request a pre-NDA meeting with the FDA to discuss topline BICR results from 40 NTRK+ TKI pre-treated patients (EXP-6) and BICR data from NTRK+ TKI naive patients (EXP-5) enrolled at that time (estimated at approximately 40 patients of the targeted 55 patients) when responders have been followed for at least six months past onset of response. We plan to provide guidance on the timing of our anticipated pre-NDA meeting for repotrectinib in patients with NTRK-positive advanced solid tumors after completion of enrollment of the targeted 40 EXP-6 patients is achieved.

In addition to the TRIDENT-1 study, we are also conducting our Phase 1/2 CARE study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors and our Phase 1b/2 TRIDENT-2 study of repotrectinib in combination with trametinib in KRAS mutant G12Dadvanced solid tumors.

Elzovantinib (TPX-0022)

Elzovantinib, our MET/SRC/CSF1R inhibitor, is currently being evaluated in our ongoing Phase 1 SHIELD-1 clinical trial, in patients with advanced solid tumors harboring genetic alterations in MET. The FDA has granted elzovantinib orphan drug designation for the treatment of gastric cancer, including gastroesophageal junction adenocarcinoma and fast track designation for the treatment of patients with MET amplified advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma after prior chemotherapy. Our Phase 1 SHIELD-1 clinical trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of elzovantinib and includes a dose-finding portion followed by dose expansion in multiple cohorts of MET alterations and tumor types.

We are currently evaluating a 60 mg QD to 60 mg BID intermediate dose level in the dose escalation portion of SHIELD-1 and continuing to enroll patients in the Phase 1 dose expansion portion of the study at 40 mg QD to 40 mg BID. We anticipate providing a clinical data update from the Phase 1 SHIELD-1 study in the second half of 2022. We also anticipate initiating the planned Phase 2 portion of SHIELD-1 in the second half of 2022 pending feedback from the FDA on data from the intermediate dose level and determination of the recommended Phase 2 dose.

In October 2021 we entered into a clinical trial collaboration agreement with EQRx, Inc. (EQRx) to evaluate elzovantinib in combination with aumolertinib (EQ143), EQRx’s drug candidate targeting EGFR, in patients with EGFR mutant MET-amplified advanced NSCLC. Our investigational new drug (IND) submission for our planned Phase 1b/2 SHIELD-2 combination study of elzovantinib and aumolertinib was cleared by the FDA in January 2022 and we anticipate initiating the study in mid-2022. Preclinical data suggest the combination of MET and EGFR inhibition has the potential to increase anti-tumor activity based on complementary mechanisms. It is estimated that 15% to 20% of patients who progress on a first-line EGFR inhibitor develop MET amplification as the basis of acquired resistance.

TPX-0046

The Phase 1 dose-finding portion of our Phase 1/2 SWORD-1 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing at sites in North America, Europe and the Asia-Pacific regions. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, in a Phase 1 dose finding portion, followed by multiple Phase 1 dose expansion cohorts after determination of the recommended Phase 2 dose. We are continuing to evaluate multiple doses and schedules to further characterize the pharmacokinetics, safety, and efficacy profile of TPX-0046 before determining the recommended Phase 2 dose.

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

We initiated our Phase 1/2 FORGE-1 study of TPX-0131 in patients with locally advanced or metastatic TKI-pretreated ALK-positive NSCLC in the second quarter of 2021. The study endpoints include safety and tolerability, determination of the maximum tolerated dose and/or the recommended Phase 2 dose, and objective response rate by RECIST 1.1. We anticipate providing early interim data from initial patients treated in the dose-finding portion of the FORGE-1 study in the fourth quarter of 2022 or early 2023.

Discovery Platform

Our macrocycle platform is the foundation of our current development pipeline where we applied novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients. Our approach to the discovery of new and potentially differentiated drug candidates is to use a methodology anchored by our structure-based drug design expertise, coupled with a disciplined chemistry approach and enabling biology. We anticipate our internal and external exploration of oncology candidates will continue to include kinase targets and other oncogenic signaling proteins and pathways that address high unmet medical need. We currently have four internal discovery programs targeting aberrant GTPase signaling known to drive genomically defined cancers with significant unmet medical need. The most advanced programs target KRAS G12D and the p21 activated kinase, or “PAK” family. We are targeting the identification of two development candidates in the second half of 2022 with a goal to achieve at least one new IND per year beginning in 2023. We anticipate providing details on our other two GTPase signaling discovery programs in the second half of 2022.

COVID-19 Pandemic

We have experienced disruptions to our business operations as a result of the COVID-19 pandemic. Due to the continued evolving and uncertain global impacts of the COVID-19 pandemic, including the omicron variant and future potential variants, we cannot precisely determine or quantify the impact this pandemic will have on our ongoing business, operations and financial performance. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment we continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our clinical studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures, and direct-to-patient study drug shipping. In addition, we believe our current supply and plans for supply will be sufficient to meet our anticipated clinical development needs for our drug candidates through 2022. However, depending on the length and ultimate impact of the COVID-19 pandemic, and available manufacturing capacity at our suppliers, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, CROs, collaborators and other parties in order to seek to advance our drug candidates as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part I, Item IA of this Annual Report for further discussion of risks related to the COVID-19 pandemic.

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
•
Evaluate strategic opportunities to accelerate development timelines, enhance the commercial potential of our drug candidates, and expand and optimize our clinical and preclinical pipeline.
•
Establish capabilities to effectively commercialize our drug candidates, including by building a targeted, specialty sales force in North America to support the commercialization of repotrectinib and our other drug candidates, if approved.

Overview of Kinases and Current Limitations of Kinase Inhibitors

Kinases are enzymes that respond to external stimuli to modulate numerous activities of cells, such as proliferation, survival and migration. Adenosine triphosphate (ATP) is utilized by kinases for phosphorylation, which triggers a signaling process. This phosphorylation process changes a kinase from an inactive conformation (unphosphorylated kinase) to an active conformation (phosphorylated kinase). A kinase often undergoes substitutions of its original amino acids by other amino acids, also known as a mutation. Kinases maintain a controlled equilibrium between the active and inactive conformations, but activating mutations shift the kinase to favor the active conformation, which can lead to aberrant cell proliferation and thus the development of certain cancers. Aberrant activation of a kinase can also occur if the kinase gene, such as ROS1, NTRK or ALK, undergoes a genomic rearrangement resulting in fusion to another gene, leading to the constitutive phosphorylation of the fusion kinase and the development of certain cancers.

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

TKIs have become an important class of cancer therapies due to their ability to interrupt deregulated kinase signaling that leads to unchecked cell growth and tumor progression. Since 2001, the FDA has approved nearly 50 TKIs for the treatment of cancers. In 2020, TKIs represented approximately $30 billion in worldwide drug sales. Despite the success of this drug class, there remains a significant opportunity for a new generation of TKIs that address the shortcomings of current therapies. These shortcomings include the inability to achieve a response or limited durability of response caused by intrinsic or acquired resistance, and toxicities that limit dosage levels and duration of treatment. Many conventional kinase inhibitors are oversized, with bulky side groups and limited chemical structure diversity, and some are associated with safety issues such as QT prolongation (abnormal electrocardiography) and hepatotoxicity (liver damage). Further, the same class of kinase inhibitors often share many binding similarities and therefore often cannot be sequentially administered to effectively overcome common treatment resistant mutations.

Our Approach

Our macrocycle platform is the foundation of our current development pipeline where we applied novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients. Our strategy in developing our current development pipeline was to design small (low molecular weight), compact TKIs with rigid macrocyclic structures that bind deeply in the ATP pocket of the target kinase. By binding deeply inside the ATP pocket, our TKIs maintain their potency and avoid solvent front mutations that sterically exclude conventional TKIs. In addition to potentially addressing resistance from prior lines of TKI therapy, we believe our TKIs may also prevent or delay the emergence of new resistant mutations. Furthermore, unlike conventional, flat kinase inhibitor structures, we believe a rigid structure with greater 3D topology enables our TKIs to target the selected kinases in a highly potent, precise and efficient manner, which provides a base for a favorable kinase selectivity profile. Our approach to the discovery of potentially new and differentiated drug candidates is to use a methodology anchored by our structure-based drug design expertise, coupled with a disciplined chemistry approach and enabling biology. This approach is uniquely suited to address the therapeutically important family of GTPase enzymes which include key oncogenic signaling proteins such as KRAS. We are applying our novel structure-based expertise to exploit protein-protein interactions and specific stereoelectronic ligand-protein interactions, as well as more conventional inhibitor approaches. Our strategy is to study our current and future potential pipeline drug candidates as both single agents and in combinations that are supported by strong biologic rationale for synergy between the combined agents, while focusing on key areas of unmet medical need.

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

Our Pipeline

We are leveraging our macrocycle platform and applying our expertise in structure-based drug design to develop a pipeline of highly potent proprietary drug candidates that we believe have the potential to be best-in-class. We currently have worldwide development and commercialization rights to all of our drug candidates, other than the rights licensed to Zai Lab (Shanghai) Co., Ltd. (Zai) for repotrectinib and elzovantinib in Mainland China, Hong Kong, Macau and Taiwan (collectively, the Zai Territory). The following chart summarizes our product pipeline.

Biomarker Frequency and Estimated Epidemiology

The table below reflects the estimated biomarker frequency of the mutations targeted across the indications related to our current pipeline and the corresponding estimated number of patients in the United States, United Kingdom, France, Germany, Spain and Italy (Major Markets); and Japan and China.

	Repotrectinib		Elzovantinib (TPX-0022)			TPX-0046			TPX-0131
	Advanced NSCLC	Advanced Solid Tumors	Advanced NSCLC	EGFR Mutant TKI-Resistant Advanced NSCLC	Advanced Gastric Cancer	Advanced NSCLC	Advanced Medullary Thyroid Cancer	Advanced Papillary Thyroid Cancer	Advanced NSCLC
U.S. Patients	140,000	750,000	140,000	20,000	15,000	140,000	600	12,000	140,000
Major Market Patients	140,000	775,000	140,000	20,000	30,000	140,000	600	12,000	140,000
Japan and China Patients	570,000	2,220,000	570,000	225,000	340,000	570,000	3,300	66,000	570,000
Biomarker Frequency	2% (ROS1) 33% (KRAS)	0.3% (NTRK)	3-4% (MET Exon 14) 1-2% (MET Amplified)	15-20% (MET Amplified)	3-5% (MET Amplified)	1-2% (RET)	70% (RET)	10-20% (RET)	3-5% (ALK)

Epidemiology data are based on projected new cancer cases in the applicable advanced solid tumors from the National Cancer Institute’s SEER database and GLOBOCAN 2020 (accessed 2022), and estimates from the American Cancer Society of the incidence of NSCLC in lung cancer cases. Biomarker frequency based on published literature.

Repotrectinib

We are developing our lead drug candidate, repotrectinib, an orally administered TKI, for the treatment of both TKI-naïve and TKI-pretreated patients with ROS1+advanced NSCLC and NTRK+advanced solid tumors. Repotrectinib is being evaluated in an ongoing Phase 1/2 clinical trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. The multi-cohort registrational portion of TRIDENT-1 is ongoing at sites in North America, Europe and Asia Pacific regions. The FDA has granted repotrectinib breakthrough therapy designations for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments. In addition, the FDA has granted repotrectinib orphan drug designation for the treatment of advanced NSCLC with adenocarcinoma histology; and four fast track designations for the treatment of patients with: (1) NTRK+ advanced solid tumors who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs; (2) ROS1+ advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (3) ROS1+ advanced NSCLC who have not been previously treated with a ROS1 TKI; and (4) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy. We currently have worldwide development and commercialization rights for repotrectinib, other than the rights licensed to Zai in the Zai Territory.

There are currently two approved TKIs for each of the patient populations targeted by repotrectinib. Xalkori (crizotinib) and Rozlytrek (entrectinib) are approved for patients with metastatic ROS1+ NSCLC, and Vitrakvi (larotrectinib) and Rozlytrek (entrectinib) have received accelerated approval for patients with metastatic solid tumors that have an NTRK gene fusion (NTRK+ advanced solid tumors) without a known acquired resistant mutation. Existing TKIs can show susceptibility to acquired mutations, and toxicities that can limit duration of treatment. In addition, crizotinib has limited activity within the CNS. There continues to be a high unmet medical need to develop novel therapies that can overcome intrinsic and acquired resistance, treat brain metastases, and prolong duration of response (DOR), with a more tolerable overall safety profile.

Repotrectinib is a small (low molecular weight), macrocyclic TKI of ROS1, TRK, and ALK. Repotrectinib was designed to efficiently bind with the active kinase conformation and avoid steric interference from a variety of clinically resistant mutations, especially the solvent front and gatekeeper mutations of the ROS1 and TRK kinases. Repotrectinib has a rigid structure and is smaller than currently approved ROS1, TRK and ALK inhibitors. The rigid structure enables repotrectinib to precisely and efficiently bind to its oncogenic targets with a desirable selectivity profile. We believe the inhibition of JAK2, SRC and FAK may lead to a longer DOR for patients treated with repotrectinib.

TRIDENT-1 Phase 1/2 Trial

The Phase 1, dose escalation portion of TRIDENT-1, included three parts: Phase 1a (completed, n=44); Phase 1b (completed, n=28); and Phase 1c (completed, n=21). In June 2019, we initiated the Phase 2 registrational portion of TRIDENT-1, a single-arm clinical trial in patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. The primary objective of the Phase 1 portion of TRIDENT-1 was to determine the maximum tolerated dose (MTD), and a recommended Phase 2 dose of repotrectinib. The safety endpoints of the Phase 1 portion included evaluating the DLTs and adverse events. The secondary endpoint of the Phase 1 portion was confirmed objective response rate (ORR) by blinded independent radiology review (BICR), using RECIST 1.1.

Key inclusion criteria include: histologically or cytologically confirmed diagnosis of locally advanced or metastatic solid tumors, including non-Hodgkin Lymphoma (Stage IV, as classified by AJCC v.7) that harbor an ALK, ROS1, NTRK1, NTRK2, or NTRK3 gene fusion determined by local testing; Eastern Cooperative Oncology Group (ECOG) Performance Status 0-1 (able to conduct full (0) or light (1) daily activities); Age ≥18; prior chemotherapy and/or immunotherapy permitted; at least one measurable target lesion (including CNS only) according to RECIST 1.1. Key exclusion criteria include: symptomatic brain metastases; major cardiovascular history in the past six months; or history of prolonged QTc interval.

Solid tumors are measured by CT or MRI scan, as assessed according to RECIST 1.1, at baseline, at the end of the second cycle, after every two cycles up to cycle 18, and then every three cycles up to cycle 36. If an initial response is determined, confirmation of response requires a subsequent CT or MRI scan, generally four weeks later.

The ongoing Phase 2 portion of TRIDENT-1 is our single-arm clinical trial in patients to support the registration of repotrectinib in patients with ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. The trial is evaluating repotrectinib as a single agent at the recommended Phase 2 dose and is enrolling patients across six patient expansion cohorts with ROS1+ advanced NSCLC (EXP-1, EXP-2, EXP-3 and EXP-4), and NTRK+ advanced solid tumors (EXP-5 and EXP-6). The trial design for the Phase 2 portion of TRIDENT-1 is illustrated in the following figure.

The TRIDENT-1 protocol is being amended to increase the sample size in each of the Phase 2 cohorts to allow for continued access to patients, to a total enrollment across all of the cohorts of approximately 620 patients.

All patients in the Phase 2 portion of TRIDENT-1 receive repotrectinib orally at a starting dose of 160 mg QD for the first 14 days of treatment, after which the dose may be increased to 160 mg BID based on patient tolerability, for 28 consecutive days in repeated four-week cycles. The primary objective is to determine the confirmed ORR based on BICR as assessed by RECIST 1.1. Patients are evaluated by either CT or MRI every two cycles and responses will be confirmed approximately four weeks after initial response determination. A CT or MRI scan will be performed at the end of treatment. Patients are able to continue treatment after documented disease progression, provided the patient is deriving clinical benefit. Patients discontinuing study treatment will enter the survival follow-up period and remain on trial until death, loss of follow-up, or withdrawal of consent, whichever occurs first. The key secondary objectives of the trial include intracranial tumor response and DOR.

Preliminary Clinical Data From TRIDENT-1

Phase 1 Data

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

•
TKI-naïve ROS1+ advanced NSCLC evaluable population (n=11):
o
confirmed ORR by BICR of 91% (10/11) (95% CI: 59–100) with a median DOR of 23.1 months (95% CI: 5.6–NR) (based on Kaplan-Meier estimation). The probability of patients with a DOR ≥ 9 months, ≥ 12 months and ≥ 18 months was 78%, 65%, and 65%, respectively. Also, repotrectinib showed a median progression-free survival (PFS) of 24.6 months (95% CI: 7.2–NR). The clinical benefit rate, including those who achieved stable disease for at least two cycles or a confirmed partial or complete response, was 100% (11/11) (95% CI, 72 to 100).
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

Data Presented at the International Association for the Study of Lung Cancer 2020 World Conference on Lung Cancer

On January 29, 2021, we reported preliminary interim efficacy data from the Phase 2 portion of TRIDENT-1, utilizing a December 31, 2020 data cutoff, in 15 ROS1+ TKI-naïve NSCLC patients, who had at least 2 post-baseline scans evaluated by physician assessment, pooled with 7 patients from the Phase 1 portion of the study dosed at or above the Phase 2 dose. The interim safety update included a total of 185 patients from the Phase 1 and Phase 2 portions of the study utilizing an October 30, 2020 cutoff date.

As of the December 31, 2020 cutoff date:

•
14 of 15 patients treated in the Phase 2 portion of TRIDENT-1 achieved a confirmed ORR of 93% (95% CI: 68-100). At the time of the data cutoff, the one non-responder remained on treatment, and in stable disease with a 13%

tumor reduction. In addition, one of the 14 patients in a partial response at the time of the data cutoff date has since achieved a confirmed complete response.
•
Duration of response ranged from 1.25+ to 7.4+ months, and the duration of treatment ranged from 3.7+ to 10.9+ months with 14 of the 15 patients remaining on treatment.
•
20 of 22 patients pooled from Phase 1 and Phase 2 achieved a confirmed ORR of 91% (95% CI: 71-99). In the 7 patients from the Phase 1 portion dosed at or above the Phase 2 dose, duration of treatment ranged from 10.9 to 37.3 months with a median of 30.9 months, with 4 patients receiving treatment for longer than 30 months. 2 of the 7 patients remained on treatment as of the data cutoff.

Patients Treated at RP2D
PR
PD
Ongoing
Phase 1
0
5
10
15
20
25
30
35
40
Months

As of November 29, 2021, the DOR for six responder patients among a total of seven patients in the Phase 1 portion of TRIDENT-1 who were treated at or above the recommended Phase 2 dose, ranged from 5.6 to 42.2+ months with three patients who had DOR of greater than 30 months. DOR was calculated using BICR assessments as of the data cut-off date of July 22, 2019 followed by physician assessments as of the data cut-off date of November 29, 2021. Duration of treatment for the seven patients ranged from 10.9 to 45.8+ months with four out of seven patients remaining on treatment for greater than three years as of the data cut-off date of November 29, 2021.

Phase 1 and Phase 2 Interim Safety Data as of October 30, 2020

•
In 185 patients treated in the Phase 1 and Phase 2 portions of the TRIDENT-1 study, repotrectinib was generally well tolerated with most treatment related adverse events (TRAEs) reported as Grade 1 or 2.
•
TEAEs found in greater than 15 percent of patients were dizziness (58%), dysgeusia (43%), constipation (32%), dyspnea (31%), fatigue (27%), paresthesia (25%), anemia (22%), nausea (20%) and muscular weakness (16%).
•
There were 4 cases of Grade 3 dizziness (2%); and no cases of dizziness have led to treatment discontinuation. Dose modifications due to TEAEs were infrequent, including 18% that led to dose reduction and 9% that led to drug discontinuation.
•
There were no Grade 4 or Grade 5 TRAEs.

In October 2021, we reported updated preliminary data from the TRIDENT-1 study from ROS1+ TKI pretreated advanced NSCLC cohorts (EXP-2, EXP-3 and EXP-4) and from NTRK+ advanced solid tumor cohorts (EXP-5 and EXP-6).

The updated Phase 2 TRIDENT-1 dataset utilized an August 26, 2021 data cutoff. The safety analysis includes 301 treated patients from the pooled Phase 1 and Phase 2 portions of TRIDENT-1 across all cohorts. Phase 2 patients included in the efficacy analysis had baseline measurable disease and at least one post-baseline evaluable scan or were off treatment prior to first post-baseline scan. Responses were confirmed with a subsequent scan at least 28 days later per RECIST 1.1 and were determined by physician assessment for Phase 2 patients. Phase 1 patients included in the efficacy analysis were treated at or above the Phase 2 dose, with responses assessed by BICR. The Phase 1 data cutoff date was July 22, 2019 for responses and August 26, 2021 for duration of treatment.

Pooled Phase 1 and Phase 2 Preliminary Efficacy Analysis in ROS1+ TKI pretreated advanced NSCLC cohorts (EXP-2, EXP-3 and EXP-4) (n=72)

•
In the ROS1+ advanced NSCLC population pretreated with one prior TKI and prior platinum-based chemotherapy (EXP-2: n=23), the confirmed ORR was 39% (95% CI: 20-61). Duration of response ranged from 1.8+ to 11.1 months, and the duration of treatment in the 23 patients ranged from 0.7 to 44.5+ months with five patients remaining on treatment.
•
In the ROS1+ advanced NSCLC population pretreated with two prior TKIs without prior chemotherapy (EXP-3: n=10), the confirmed ORR was 30% (95% CI: 7-65). Duration of response ranged from 1.9+ to 12.9+ months, and the duration of treatment in the 10 patients ranged from 0.5 to 18.1+ months with two patients remaining on treatment.
•
In the ROS1+ advanced NSCLC population pretreated with one prior TKI without prior chemotherapy (EXP-4: n=39), the confirmed ORR was 38% (95% CI: 23-55). As of the cutoff date, three patients had unconfirmed partial responses (uPRs), all of which have been confirmed since the cutoff date and are included in the confirmed ORR of 38%. Duration of response ranged from 0.8+ to 15.0+ months, and the duration of treatment in the 39 patients ranged from 0.5 to 19.2+ months with 21 patients remaining on treatment.
•
Across EXP-2, EXP-3 and EXP-4, 18 patients (25%) had a ROS1 resistance mutation detected, 15 of which had G2032R solvent front mutations (SFMs). The confirmed ORR was 50% (95% CI: 26-74) in 18 patients with any resistance mutation and 53% (95% CI: 27-79) in patients with a G2032R SFM which included two complete responses (CRs).

Pooled Phase 1 and Phase 2 Preliminary Efficacy Analysis in the NTRK-positive advanced solid tumor cohorts (EXP-5, EXP-6) (n=40)

•
In the NTRK+ TKI-naïve advanced solid tumor population (EXP-5: n=17), the confirmed ORR was 41% (95% CI: 18-67). At the time of the data cutoff, three patients with limited time on treatment achieved stable disease with tumor regression of -21%, -23%, and -27% on their first post-baseline scans, and were awaiting their next scans. Duration of response ranged from 1.9+ to 7.4+ months, and the duration of treatment in the 17 patients ranged from 0.9 to 30.7+ months.
•
In the NTRK+ TKI-pretreated advanced solid tumor population (EXP-6: n=23), the confirmed ORR was 48% (95% CI: 27-69). As of the cutoff date, three patients had uPRs. Two uPRs has been confirmed since the cutoff date and are included in the confirmed ORR of 48%; the third patient with a uPR was on treatment awaiting a confirmatory scan and is not considered a responder in the confirmed ORR. Duration of response ranged from 0.9+ to 15.1 months, and the duration of treatment in the 23 patients ranged from 0.6 to 20.8 months.
•
Of the 23 NTRK+ TKI-pretreated advanced solid tumor patients, 13 (57%) had NTRK solvent front mutations. In these 13 patients, the confirmed ORR was 62% (95% CI: 32-86) including one patient who had a complete response. As of the cutoff date, three patients had uPRs. Two uPRs have been confirmed since the cutoff date and are included in the confirmed ORR; the third patient with a uPR was on treatment awaiting a confirmatory scan and is not considered a responder in the confirmed ORR. Duration of response ranged from 0.9+ to 13.7 months.

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

Repotrectinib Regulatory Status

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
•
EXP-2. The current single-arm design could support accelerated approval in the context of available therapy at the time of submission.
•
EXP-3 and EXP-4. These cohorts have been revised since the End of Phase 1 Meeting with the FDA.
•
EXP-5 and EXP-6. The current single-arm design could support approval with a minimum of five distinct tumor types evaluated. A minimum duration of follow up of at least 12 months from the onset of response for all responding patients would be required.
•
Potential approval by the FDA will be based on the totality of the evidence related to ORR and DOR, as well as overall risk-benefit assessment in the context of available therapy.

In August 2020, we reported additional feedback received from the FDA, and modifications we have since made to the TRIDENT-1 study design, that may provide a faster path to potential approval for repotrectinib. The FDA reiterated, among other points, that the adequacy of the data to support approval will depend upon the observed ORR and the DOR assessed in the context of available therapy in a risk-benefit analysis during NDA review. Study design modifications and FDA feedback include the following:

•
Phase 2 cohort sample sizes to support potential approval may include Phase 1 patients treated at the recommended Phase 2 dose.
•
In the EXP-2 cohort (ROS1 TKI-pretreated with one prior TKI and one platinum-based regimen), the sample size is decreased from previous target of 100 patients to 60 total patients. A minimum duration of follow up of 6 months from the last response may be sufficient to support approval.
•
In the EXP-4 cohort (ROS1 TKI-pretreated with one prior TKI and no prior chemotherapy), the sample size is increased to a target of 60 patients. Previously, EXP-4 was an exploratory cohort in this patient population. A minimum duration of follow up of 6 months from the last response may be sufficient to support approval.
•
In the EXP-5 and EXP-6 cohorts (TRK TKI-naïve and TKI-pretreated), a minimum of 9 months and 6 months of follow up, respectively, from the last response may be sufficient to support approval.

In April 2021, we held a Type B meeting with the FDA during which we received feedback on next steps toward a potential NDA submission for repotrectinib for patients treated within the EXP-1 cohort. The FDA guidance was generally supportive of our current plans for clinical, manufacturing and companion diagnostic development. In addition, the FDA guided that a meeting should be requested to discuss topline BICR results when responders have been followed for greater than or equal to six months past onset of response. We anticipate reporting topline BICR data from all of the ROS1+ NSCLC cohorts from TRIDENT-1 and discussing the BICR data with the FDA at a pre-NDA meeting, in the second quarter of 2022. We plan to discuss available BICR data in at least 50 TKI-naïve and 50 TKI-pretreated patients with at least six months of follow-up for the majority of responders.

In December 2021, we held a Type B meeting with the FDA to discuss potential next steps for repotrectinib in NTRK+ TKI-pretreated advanced solid tumor patients treated within expansion cohort 6 (EXP-6) of the TRIDENT-1 study. The FDA guided that a pre-NDA meeting should be requested to discuss the topline BICR results from the Phase 2 TKI-pretreated EXP-6 and TKI-naïve EXP-5 patients, when responders have been followed for at least six months past onset of response. The FDA also acknowledged our plan to submit to the pre-NDA meeting, BICR data from 40 patients from EXP-6 and BICR data from patients enrolled in EXP-5 cohort at that time (estimated at approximately 40 patients of the targeted 55 patients). The FDA noted that data from EXP-5 may be used to support the efficacy data for EXP-6, or potentially could be pooled with data from EXP-6 to support a broader indication. The FDA stated that whether the data from EXP-6 and EXP-5 are deemed potentially adequate to either support a broader indication or an indication in patients who have received a prior TKI across a wide range of tumor types will be determined at the time of the submission of the pre-NDA meeting package, and ultimately during the review of the NDA submission. We plan to provide guidance on the timing of the pre-NDA meeting for repotrectinib in patients with NTRK+ advanced solid tumors after completion of enrollment of the targeted 40 EXP-6 patients is achieved.

Companion Diagnostic

We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients enrolled in the Phase 2 portion of TRIDENT-1. We received investigational device exemption from the FDA for our clinical trial assay, in May 2019, which allows its use as an investigational device in the Phase 2 portion of TRIDENT-1 and supports a potential future pre-market approval (PMA) application to the FDA. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests and other tests used by the clinical sites.

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

During the third quarter of 2021, we reported progress in the Phase 1/2 CARE study of repotrectinib in pediatric and young adult patients at the SIOP Congress. Utilizing an August 2, 2021 data cutoff, ten patients were treated across two dose levels. Eight patients were evaluable for efficacy, including four TKI-naïve and four TKI-pretreated patients. Patients included in the efficacy analysis had baseline measurable disease and at least one post-baseline evaluable scan. Response evaluation was by physician assessment and per RECIST 1.1 or RANO for CNS tumors. Responses were confirmed with a subsequent scan at least 28 days later. Three TKI-naïve patients (two with NTRK fusion solid tumors and one with ROS1 fusion IMT) achieved confirmed responses, including one complete response. Of the four TKI-pretreated patients, one patient with NTRK fusion sarcoma had a best response of stable disease. Repotrectinib was generally well tolerated.

Combination Strategy

We believe our preliminary safety data and antitumor activity from TRIDENT-1 support pursuing combination therapies for repotrectinib. Preclinical studies have shown that repotrectinib inhibits JAK2, SRC, and FAK, which leads to modulation of Signal Transducer and Activator of Transcription 3 (STAT3) signaling, one of the major signaling pathways for both intrinsic and acquired treatment resistance. The combination of repotrectinib with a KRAS G12C inhibitor showed preclinical synergy inhibiting KRAS G12C tumor cell proliferation, suppressing receptor tyrosine kinase upregulation and reducing KRAS G12C tumor cell cytokine release. The combination of repotrectinib with a KRAS G12C inhibitor in vivo showed significantly increased survival in a lung model (H2122, G12C) relative to each agent given alone. The combination of repotrectinib with a MEK inhibitor showed preclinical synergy in mutant KRAS NSCLC, colorectal cancer (CRC) and pancreatic cancer cell lines as well as demonstrating enhanced activity in vivo. These results suggest that the combination of repotrectinib with a MEK inhibitor can repress the mutant KRAS signaling network to achieve more potent and durable anti-tumor activity.

Based on preclinical data we presented at the AACR annual meeting in April 2021 demonstrating that repotrectinib in combination with an approved MEK inhibitor, trametinib, had greater activity than single-agent treatment of either repotrectinib or trametinib in patient-derived KRAS mutant G12D/V lung and G12D/V/R pancreatic cancer models, we initiated our Phase 1b/2 TRIDENT-2 study of repotrectinib and trametinib in patients with KRAS mutant G12D advanced solid tumors in the third quarter of 2021. The clinical study is designed to examine safety, tolerability, pharmacokinetics, and any early signals of efficacy of the combination.

Elzovantinib (TPX-0022)—A Novel MET/SRC/CSF1R Inhibitor

Background

We are developing elzovantinib (TPX-0022), our MET/SRC/CSF1R orally administered TKI, for the treatment of patients with advanced solid tumors harboring genetic alterations in MET. Our ongoing Phase 1 SHIELD-1 clinical trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of elzovantinib. We currently have worldwide development and commercialization rights for elzovantinib, other than the rights licensed to Zai in the Zai Territory.

MET-alterations are well documented in multiple solid tumors, notably NSCLC and gastrointestinal cancers such as gastric and colorectal. Three to 4% of NSCLC are estimated to be driven by MET exon 14 skipping mutations, and up to 6% are estimated to be driven by MET amplification. It is also estimated that approximately 15-20% of patients with EGFR driven NSCLC will develop resistance due to MET amplification following treatment with an EGFR TKI. In addition, 3-5% of gastric cancers are estimated to be driven by MET amplification. There are currently two FDA approved MET TKIs, Tabrecta (capmatinib) and Tepmetko (tepotinib), for NSCLC patients with MET exon 14 skipping mutations. There continues to be a high unmet medical need to develop novel therapies for MET driven disease that can prolong DOR for MET exon 14 skipping NSCLC with a more tolerable overall safety profile, and for MET amplification in NSCLC and other tumor types where there are no approved therapies.

Elzovantinib is a multi-targeted orally bioavailable Type I TKI with a novel macrocyclic structure that potently inhibits MET, SRC and CSF1R, in preclinical assays. MET is a receptor tyrosine kinase. Hepatocyte growth factor (HGF) is the high-affinity natural ligand of MET. MET alterations, including point mutations, amplifications, fusions, exon 14 skipping, and the generation of HGF-MET autocrine loops have been reported in many cancers.

SRC and STAT3 can act cooperatively as upstream regulators of HGF expression, resulting in establishment of an HGF autocrine/paracrine loop, signal amplification, and an invasive phenotype. SRC inhibition may have the potential to reduce or abolish the upregulation of HGF via the modulation of STAT3 signaling. Targeting CSF1R (colony stimulating factor 1 receptor) leads to the modulation of tumor associated macrophages (TAMs), which is a promising therapeutic strategy for elzovantinib as a single agent or in combination with standard of care chemotherapy and immunotherapy in various solid tumors. Macrophages are cells in the immune system that generally detect and destroy diseased cells. TAMs, however, are macrophages that have a tumor-promoting function based on their capacity to secrete growth factors and suppress the immune system. Survival of TAMs is mediated by signaling through CSF1R. In addition, autocrine and paracrine upregulation of HGF can limit the likelihood of response and DOR achieved with the current investigational MET inhibitors in the clinic.

Preclinical data demonstrates that elzovantinib can reprogram tumor associated macrophages as well as support antigen presentation and activation of T cells within the tumor microenvironment. This unique profile engaging autocrine signaling pathways is expected to more effectively suppress CSF1R/MET mediated signaling in tumor cells and the stroma which can contribute to tumor invasiveness and metastasis. During the first quarter of 2021, we presented preclinical data at AACR demonstrating potential utility of elzovantinib in combination with immune checkpoint inhibitors. In a syngeneic xenograft tumor model, elzovantinib downregulated immunosuppressive cytokines, increased anti-tumor M1 macrophages, and enriched levels of CD8-positive cytotoxic T cells. Elzovantinib had single agent in vivo efficacy and enhanced the efficacy of an anti-PD-1 inhibitor.

SHIELD-1 Phase 1 Trial

Elzovantinib is currently being evaluated in an ongoing Phase 1 study called SHIELD-1 for the treatment of patients with advanced solid tumors harboring genetic alterations in MET, which was initiated in July 2019. MET genetic alterations –exon 14 skipping, amplification, fusion or oncogenic kinase domain mutations -- are assessed by local testing. The dose finding portion of the study employs a 3+3 design. Dose expansion in multiple cohorts may occur at preliminary recommended Phase 2 dose(s). Responses are evaluated by RECIST 1.1. The primary objectives of the study are to evaluate safety and tolerability of elzovantinib and to determine the maximum tolerated dose and RP2D.

In October 2021, we presented preliminary data from the Phase 1 dose finding portion of SHIELD-1 utilizing an August 23, 2021 data cutoff date. 54 patients were treated across seven dose levels. Patients included those with NSCLC (n=31), gastric or GEJ cancer (n=9), CRC (n=5), and other solid tumors (n=9) harboring genetic alterations in MET. Of the 54 patients, 93% received prior chemotherapy or immunotherapy, and 72% had a baseline ECOG performance score of 1. Preliminary efficacy data were available for 46 evaluable patients with baseline measurable disease and at least one post-baseline evaluable scan. Responses were confirmed with a subsequent scan at least 28 days later per RECIST 1.1 and were determined by physician assessment.

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
•
Among the 11 MET TKI-naïve NSCLC patients, four achieved confirmed responses for a confirmed ORR of 36% (95% CI: 11-69) across all dose levels. Of the four confirmed responders, one had MET exon 14 skipping, one had MET amplification with a gene copy number (GCN) of 7, and two had MET oncogenic mutations. The DOR range (n=4) was 1.8+ to 15+ months, with the longest duration in a MET exon 14 skipping NSCLC patient previously treated with immunotherapy, who remained in a response for 15+ months and on treatment for 18+ months.
•
Among the nine MET TKI-naïve GC/GEJ patients, three achieved confirmed responses for a confirmed ORR of 33% (95% CI: 7-70) across all dose levels. Of the three responders, all had MET amplification with GCNs of 12, 14 and 25. The DOR range (n=3) was 5.2 to 12.9+ months.
•
Among the 12 patients with advanced other solid tumors, one patient with MET amplified CRC with a GCN of 34 achieved a confirmed response.
•
14 patients were MET TKI-pretreated; 13 with NSCLC and one with liver cancer. This population was heavily pretreated with 36% having received at least five lines of prior therapy. The median number of prior therapies was three (range 1 to 6). Seven of 13 NSCLC patients achieved stable disease as their best response for a clinical benefit rate of 54%.

Regulatory Status

During the third quarter of 2021 we participated in an End of Phase 1 Meeting with the FDA Division of Oncology 2 (DO2, the division responsible for oversight of the lung cancer therapeutic area) focused on next steps for elzovantinib in NSCLC, where the design of the planned Phase 2 portion of the SHIELD-1 study and the recommended Phase 2 dose (RP2D) were discussed. The FDA indicated that our Phase 2 design may be acceptable to support a future NDA submission and guided that the adequacy of the data to support accelerated approval would consider the magnitude and DORs in a risk-benefit analysis, and will depend on available therapies and the treatment landscape for NSCLC at the time of a potential future NDA submission. We proposed a RP2D of 40 mg QD to 40 mg BID at the meeting based on available data. The FDA recommended that we explore an additional intermediate dose level using the QD titration to BID dosing strategy in at least six to 10 patients prior to starting the Phase 2 portion of the study. We are currently evaluating the 60 mg QD to 60 mg BID intermediate dose level in the dose escalation portion of SHIELD-1 and continuing to enroll patients in the Phase 1 dose expansion portion of the study at 40 mg QD to 40 mg BID. Based on the FDA feedback, we plan to revise SHIELD-1 into a potentially registrational Phase 1/2 study and initiate the Phase 2 portion of SHIELD-1 in the second half of 2022 pending FDA feedback on data from the intermediate dose level.

During the fourth quarter of 2021, we also participated in a Type B meeting with the FDA Division of Oncology 3 (DO3, the division responsible for oversight of gastric cancer therapeutic area). The purpose of the meeting was to discuss the proposed approach to identifying the RP2D and the planned Phase 2 portion of the SHIELD-1 study focused on the potential next steps for elzovantinib in patients with MET amplified gastric/GEJ cancer. The FDA DO3 agreed with the approach for RP2D identification previously discussed with FDA DO2. The FDA also agreed with our plan to proceed to the potentially registrational Phase 2 MET amplified gastric/GEJ cancer expansion cohorts of SHIELD-1 after RP2D determination. Based on guidance from the FDA, we plan to submit data to the FDA DO3 from gastric cancer patients in the Phase 2 to discuss the potential registrational aspect of the study.

In October 2021, we entered into a clinical trial collaboration agreement with EQRx to evaluate elzovantinib in combination with aumolertinib (EQ143), EQRx’s drug candidate targeting EGFR, in patients with EGFR mutant MET-amplified advanced NSCLC. Preclinical data suggest the combination of MET and EGFR inhibition has the potential to increase anti-tumor activity based on complementary mechanisms. It is estimated that 15% to 20% of patients who progress on a first-line EGFR inhibitor develop MET amplification as the basis of acquired resistance.

Under the terms of the agreement, we will sponsor and conduct a Phase 1b/2 clinical trial to evaluate the safety, tolerability and preliminary efficacy of the combination regimen and will assume all costs associated with the trial. EQRx will provide aumolertinib at no cost. We anticipate initiating the SHIELD-2 combination study of elzovantinib and aumolertinib in mid-2022.

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

TPX-0046 Clinical Development Plan

The Phase 1 dose finding portion of the Phase 1/2 SWORD-1 clinical trial of TPX-0046 is ongoing. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, in a Phase 1 dose finding portion, followed by multiple Phase 1 dose expansion cohorts after determination of the recommended Phase 2 dose. We are continuing to evaluate multiple doses and schedules to further characterize the pharmacokinetics, safety, and efficacy profile of TPX-0046 before determining the recommended Phase 2 dose.

In April 2021, we reported initial data from the Phase 1 dose finding portion of our SWORD-1 clinical trial of TPX-0046. Twenty-one patients enrolled in the study, including 10 with NSCLC and 11 with medullary thyroid carcinoma (MTC) who were treated between December 2019 and the data cut-off date of March 10, 2021. Patients included those with RET-altered TKI-naïve NSCLC (n=3; all previously treated with platinum-based chemotherapy and immunotherapy) and MTC (n=2), and TKI-pretreated NSCLC (n=7) and MTC (n=9). All 16 TKI-pretreated patients were previously treated with a selective RET TKI and nine patients (56%) were treated with more than one prior TKI. Ninety-one percent of patients (19/21) had a baseline ECOG performance score of one, and nearly half (10/21) received three or more prior therapies.

Preliminary efficacy data by investigator assessment was available for 14 evaluable patients with baseline measurable disease and at least one post-baseline assessment per RECIST 1.1, including TKI-naïve NSCLC (n=3) and MTC (n=2), and TKI-pretreated NSCLC (n=4) and MTC (n=5). As of the March 10, 2021 data cut-off date:

Preliminary Safety and Pharmacokinetic Results

•
A total of 21 patients with RET-altered NSCLC or MTC were treated with TPX-0046 across multiple doses and schedules from 10mg QD to 30mg QD. TPX-0046 was generally well tolerated, with the most frequent TEAE being Grade 1 or 2 dizziness. The maximum tolerated dose had not been determined, with 1 dose-limiting toxicity of treatment-related Grade 2 gait disturbance at 30 mg QD.
•
TEAEs reported in greater than 20 percent of patients were dizziness (43%); fatigue (38%); alkaline phosphatase increase, constipation, decreased appetite, dry mouth, hyperphosphataemia, lipase increase (29% each); and alanine aminotransferase increase, dehydration, and muscular weakness (24% each).
•
There were infrequent dose reductions or drug discontinuations due to TEAEs. The majority of TRAEs were Grade 1 or 2 and there were no Grade 4 or 5 TRAEs. There were no treatment related Grade 3 or greater ALT/AST elevations, any grade of hypertension, hemorrhagic events or QT prolongation, and no interstitial lung disease or pneumonitis.
•
Preliminary pharmacokinetic data indicates exposure increases in a dose dependent manner.

Preliminary Efficacy Results

•
Of five RET TKI-naïve patients, four showed tumor regressions of -42%, -37%, -23%, and -3%, including two patients dosed at 30 mg QD who achieved confirmed partial responses with DORs of 5.6 and 5.8+ months, respectively. Three of the four patients with regressions remained on treatment awaiting their next scan.
•
Of nine TKI-pretreated patients, three patients (two treated with only one prior selective RET TKI) achieved tumor regressions of -44%, -27% and -17%. All three patients remained on treatment awaiting their next scan.
•
Of the 14 evaluable patients, duration of treatment ranged from 5.1 to 51+ weeks and seven patients (50%) remained on treatment.

We are currently continuing to evaluate doses and schedules to further characterize the pharmacokinetics, safety, and efficacy profile of TPX-0046 before determining the RP2D.

TPX-0131 – A Next-Generation ALK Inhibitor

We are developing TPX-0131, our orally administered ALK inhibitor, for the treatment of patients with advanced solid tumors harboring ALK gene fusions. TPX-0131 has demonstrated preclinical potency against wild type ALK fusion proteins as well as a broad spectrum of acquired resistance mutations, especially compound mutations which currently lack any effective ALK inhibitor therapy. Preclinical in vivo studies have shown that TPX-0131 has significant brain tissue penetration after repeat oral dosing achieving brain tissue concentrations over 60% of the plasma concentration supporting the potential to cross the blood-brain barrier. We initiated our Phase 1/2 FORGE-1 study of TPX-0131 in patients with locally advanced or metastatic TKI-pretreated ALK-positive NSCLC in the second quarter of 2021.

The trial is designed to evaluate the safety, tolerability, and pharmacokinetics of TPX-0131, determine a recommended Phase 2 dose and assess preliminary clinical activity in TKI-pretreated patients. After determination of the recommended Phase 2 dose in the dose finding portion of the study, TPX-0131 would be evaluated in multiple dose expansion cohorts for a targeted enrollment of approximately 180 patients. We currently have worldwide development and commercialization rights for TPX-0131. We anticipate providing early interim data from initial patients treated in the dose-finding portion of the FORGE-1 study in the fourth quarter of 2022 or early 2023.

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

Discovery Platform

Our macrocycle platform is the foundation of our current development pipeline where we applied novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both TKI-naïve and TKI-pretreated patients. Our approach to the discovery of new and potentially differentiated drug candidates is to use a methodology anchored by our structure-based drug design expertise, coupled with a disciplined chemistry approach and enabling biology. We anticipate our internal and external exploration of oncology candidates will continue to include kinase targets and other oncogenic signaling proteins and pathways that address high unmet medical need. We currently have four internal discovery programs targeting aberrant GTPase signaling known to drive genomically defined cancers with significant unmet medical need. The most advanced programs target KRAS G12D and the p21 activated kinase, or “PAK” family. We are targeting the identification of two development candidates in the second half of 2022 with a goal to achieve at least one new IND per year beginning in 2023. We anticipate providing details on our other two GTPase signaling discovery programs in the second half of 2022.

Collaborations and License Agreements

Zai - repotrectinib

In July 2020, we entered into a license agreement with Zai (the Zai Repotrectinib Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize products containing repotrectinib (Repotrectinib Products) in Mainland China, Hong Kong, Macau and Taiwan, also collectively referred to as Greater China or the Zai Territory. We retain exclusive rights to, among other things, develop, manufacture and commercialize the Repotrectinib Products outside the Zai Territory. Pursuant to the terms of the Zai Repotrectinib Agreement, we received an upfront cash payment of $25.0 million and are eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai Repotrectinib Agreement, Zai is obligated to pay us tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Repotrectinib Products in the Zai Territory, subject to adjustments in specified circumstances.

Pursuant to the terms of the Zai Repotrectinib Agreement, Zai is responsible for conducting the development and commercialization activities in the Zai Territory related to the Repotrectinib Products at Zai’s own expense, subject to limited exceptions pursuant to which we may be responsible for the cost. Zai will participate in global clinical studies of the Repotrectinib Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai Repotrectinib Agreement and Zai may, at Zai’s election, participate in future global clinical studies of the Repotrectinib Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

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

Under the terms of the Zai Repotrectinib Agreement, Zai has a first right to negotiate a license in the Zai Territory to up to two additional drug candidates in our pipeline, if we seek to license the right to commercialize any such drug candidate in a territory that primarily includes one or more regions in the Zai Territory (but excluding a proposed worldwide license). Zai has exercised its right of first negotiation with respect to one of these drug candidates, elzovantinib.

The Zai Repotrectinib Agreement will continue in effect until expiration of the last royalty term for a Repotrectinib Product in any region in the Zai Territory, where the royalty term for a Repotrectinib Product in a region continues until the later of (i) the date of the last-to-expire valid claim within our patent rights that covers the Repotrectinib Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such Repotrectinib Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Repotrectinib Product in such region. Subject to the terms of the Zai Repotrectinib Agreement, Zai may terminate the Zai Repotrectinib Agreement for convenience by providing written notice to us, which termination will be effective following a prescribed notice period. In addition, we may terminate the Zai Repotrectinib Agreement under specified circumstances if Zai or certain other parties challenge our patent rights. Either party may terminate the Zai Repotrectinib Agreement for the other party’s uncured material breach of the Zai Repotrectinib Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that are not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, we are entitled to retain a worldwide and perpetual license from Zai to exploit the Repotrectinib Products.

Zai – elzovantinib

In January 2021, we entered into a license agreement with Zai, which was amended in March 2021 (the Zai Elzovantinib Agreement), pursuant to which we granted Zai exclusive rights to develop and commercialize products containing elzovantinib (Elzovantinib Products) in the Zai Territory. We retain exclusive rights to, among other things, develop, manufacture and commercialize the Elzovantinib Products outside the Zai Territory. Pursuant to the terms of the Zai Elzovantinib Agreement, we received an upfront cash payment of $25.0 million and are eligible to receive up to $336.0 million in development and sales milestone payments, consisting of up to $121.0 million of development milestones and up to $215.0 million of sales milestones. In addition, during the term of the Zai Elzovantinib Agreement, Zai is obligated to pay us tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of the Elzovantinib Products in the Zai Territory, subject to adjustments in specified circumstances.

Pursuant to the terms of the Zai Elzovantinib Agreement, Zai is responsible for conducting the development and commercialization activities in the Zai Territory related to the Elzovantinib Products at Zai’s own expense, subject to limited exceptions pursuant to which we may be responsible for the cost. Zai will participate in global clinical studies of the Elzovantinib Products through clinical trial sites in the Zai Territory as agreed as of the effective date of the Zai Elzovantinib Agreement and Zai may, at Zai’s election, subject to specified exceptions, participate in future global clinical studies of the Elzovantinib Products through clinical trial sites in the Zai Territory, in each case at Zai’s expense.

Subject to specified exceptions, during the term of the Zai Elzovantinib Agreement , Zai has agreed that neither it nor its affiliates, its licensees and its sublicensees will conduct any development, manufacturing and commercialization activities with specified products that would compete with the elzovantinib Products in or outside the Zai Territory and we have agreed that neither we nor our affiliates, licensees and sublicensees of elzovantinib Products will conduct any development, manufacturing and commercialization activities with such competing products in the Zai Territory, other than manufacturing activities in support of activities outside the Zai Territory. Under the terms of the Zai Elzovantinib Agreement, if we are acquired in a change of control transaction, our acquirer will have a first right to negotiate with Zai the right to co-commercialize the elzovantinib Products in the Zai Territory.

Under the terms of the Zai Elzovantinib Agreement, we have a first right to negotiate a license outside the Zai Territory to a potential drug candidate from one of Zai’s pipeline programs, if Zai files an IND for the drug candidate.

The Zai Elzovantinib Agreement will continue in effect until expiration of the last royalty term for a Elzovantinib Product in any region in the Zai Territory, where the royalty term for a Elzovantinib Product in a region continues until the later of (i) the expiry of the last-to-expire valid claim within our patent rights that covers the Elzovantinib Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such Elzovantinib Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Elzovantinib Product in such region. Subject to the terms of the Zai Elzovantinib Agreement , Zai may terminate the Zai Elzovantinib Agreement for convenience by providing written notice to us, which termination will be effective following a prescribed notice period. In addition, we may terminate the Zai Elzovantinib Agreement under specified circumstances if Zai or certain other parties challenge our patent rights. Either party may terminate the Zai Elzovantinib Agreement for the other party’s uncured material breach of the Zai Elzovantinib Agreement , with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that are not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, we are entitled to retain a worldwide and perpetual license from Zai to exploit the elzovantinib Products.

EQRx – Clinical Collaboration

In October 2021, we entered into a clinical trial collaboration agreement with EQRx (the EQRx Agreement) to evaluate elzovantinib in combination with aumolertinib (EQ143), EQRx’s drug candidate targeting EGFR, in patients with EGFR mutant MET-amplified advanced NSCLC. Under the EQRx Agreement, we will sponsor, conduct and fund a Phase 1b/2 clinical trial to evaluate the safety, tolerability and preliminary efficacy of the combination, and EQRx is obligated to supply aumolertinib at no cost.

Pursuant to the terms of the EQRx Agreement, EQRx has granted us a non-exclusive, worldwide, non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use certain EQRx intellectual property, and aumolertinib, solely as necessary or useful for us to conduct the combination clinical trial under the EQRx Agreement. We are obligated to provide EQRx with quarterly reports regarding data generated from the combination clinical trial.

The EQRx Agreement will terminate upon completion of the Phase 1b/2 clinical trial, the delivery of the data resulting from the trial and the completion of any statistical analyses of the data resulting from the trial. Either party may terminate the EQRx Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach or upon certain bankruptcy events. In addition, (a) either party may terminate the EQRx Agreement immediately upon written notice if such party reasonably deems it necessary in order to protect the safety, health or welfare of subjects enrolled in the Phase 1b/2 clinical trial, (b) either party may terminate the EQRx Agreement if a clinical hold arises with respect to elzovantinib or aumolertinib that adversely impacts the Phase 1b/2 clinical trial or the costs or time to complete the trial, and (c) we may terminate the EQRx Agreement for convenience at any time upon 60 days prior written notice.

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

For our other drug candidates, we intend to retain commercialization rights in the United States and leverage our commercial and marketing organization for repotrectinib, assuming we obtain regulatory approval in the United States. For certain drug candidates, we will consider entering into relationships with strategic partners that enable the expansion of the ongoing clinical development, while retaining significant value for our stockholders. These pharmaceutical company partnerships could focus on specific patient populations and their caregivers, on regional development, or on distribution and sales. We currently have worldwide development and commercialization rights to our drug candidates, other than the rights licensed to Zai for repotrectinib and elzovantinb in the Zai Territory.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained materials for repotrectinib and our other drug candidates for our ongoing and planned clinical testing from third-party manufacturers. Although we may enter into long-term supply arrangements for the commercial supply of repotrectinib in the future, we currently obtain our supplies of repotrectinib from these manufacturers on a purchase order basis and may continue to do so in the near future. We do not currently have arrangements in place for redundant supply for commercial active pharmaceutical ingredient (API) or for clinical and commercial drug product. We believe our current supply and plans for supply will be sufficient to meet our anticipated clinical development needs for our drug candidates through 2022. However, depending on available manufacturing capacity at our supplier, our supply could be adversely impacted, which may result in delays or disruptions in our current or future supply chain. For all of our drug candidates, we intend to identify and qualify additional manufacturers to provide the APIs and drug product prior to submission of a NDA to the FDA or other marketing authorization applications to other regulatory authorities.

All our drug candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible synthetic processes that are generally amenable to scale-up and do not require specialized equipment in the manufacturing process, however, any issues in manufacturing, including scale-up, could result in significant delays or an inability to successfully commercialize our drug candidates. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities. We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's Current Good Manufacturing Practices (cGMP) regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented.

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

Repotrectinib Competition

If we are successful in developing repotrectinib, we expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC, entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC and TRK+ solid tumors; and larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2 or later clinical development for the treatment of ROS1+ NSCLC at companies including Pfizer Inc. (lorlatinib), Novartis Pharmaceuticals Corporation (ceritinib), Betta Pharmaceuticals Co., Ltd. (ensartinib), Exelixis, Inc. (cabozantinib), and AnHeart Therapeutics Company (taletrectinib) and TKIs in Phase 2 or later clinical development for the treatment of TRK+ solid tumors at companies including Bayer AG (selitrectinib) Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib).

Elzovantinib Competition

If we are successful in developing elzovantinib, we expect that elzovantinib will compete against capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta; tepotinib, which is marketed by Merck KGaA under the name Tepmetko; savolitinib, which is marketed in China by AstraZeneca PLC and Hutchison China MediTech Limited under the name Orpathys; and amivantamab, which is marketed by Johnson & Johnson under the name Rybrevant. Capmatinib, tepotinib and savolitinib are indicated for the treatment of adult patients with metastatic NSCLC harboring MET exon 14 skipping alterations. We also expect that elzovantinib will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Haihe Biopharma Co., Ltd (glumetinib), Servier (Sym015), AbbVie Inc. (telisotuzumab vedotin) and Aveo Oncology (ficlatuzumab).

TPX-0046 Competition

If we are successful in developing TPX-0046, we expect that TPX-0046 will compete against selpercatinib, which is marketed by Eli Lilly and Company under the names Retevmo and Retsevmo for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations; and pralsetinib, which is marketed by F. Hoffman La Roche AG and Blueprint Medicines Corporation under the name Gavreto for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations. Both selpercatinib and pralsetinib are in development for the treatment of other RET+ cancers. We also expect TPX-0046 will compete against other approved multi-kinase inhibitors with RET activity that are being evaluated in clinical trials including cabozantinib (Exelixis, Inc.), lenvatinib (Eisai Inc.), sorafenib (Bayer AG), sunitinib (Pfizer Inc.) and vandetinib (Sanofi Genzyme). We also expect TPX-0046 will compete against compounds which are in Phase 2 or later clinical development for the treatment of RET+ tumors at companies including Helsinn Group (HM06).

TPX-0131 Competition

If we are successful in developing TPX-0131, we expect that TPX-0131 will compete against approved drugs, including: alectinib, which is marketed by F. Hoffman La Roche AG under the name Alecensa for the treatment of ALK+ NSCLC; brigatinib, which is marketed by Takeda Pharmaceutical Company Limited under the name Alunbrig for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; and lorlatinib, which is marketed by Pfizer Inc. under the names Lorbrena and Lorviqua for the treatment of ALK+ NSCLC. We also expect that TPX-0131 will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2 or later clinical development for the treatment of ALK+ NSCLC at companies including against Betta Pharmaceuticals Co., Ltd. (ensartinib).

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

As of January 31, 2022, we own two patents in the United States directed to repotrectinib and five patents in the United States directed to structurally related compounds, one of which is also directed generally towards elzovantinib. In addition, with respect to repotrectinib and elzovantinib, as of January 31, 2022, we also own foreign patents in a number of jurisdictions including Australia, China, Chile, Columbia, Eurasia, Hong Kong, Europe, India, Indonesia, Israel, Japan, Mexico, Morocco, Peru, Russia, Ukraine, Singapore, South Africa, Taiwan and other global regions, directed to compound and pharmaceutical composition of matter claims and/or their use in the treatment of certain diseases, including cancer. These patents are expected to expire between January 2035 and July 2037 depending on the patent and country, without taking into account any possible patent term extension, where applicable. We also have pending patent applications directed to repotrectinib and its use in North America, Europe, Asia and other global regions which, if issued, are expected to expire at dates ranging between January 2035 and November 2040, without taking potential patent term extensions into account.

We own one patent in the United States and one in Singapore directed specifically to elzovantinib and structurally related compounds. We also have pending patent applications directed specifically to elzovantinib and its use in North America, South America, Europe, Asia, and other global regions which, if issued, are expected to expire at dates ranging between July 2038 and March 2041, without taking potential patent term extensions into account.

In addition to the repotrectinib and elzovantinib programs, as of January 31, 2022, we own one patent in the United States and one in Morocco directed to TPX-0046 and structurally related compounds. We also have pending patent applications directed to repotrectinib and its use in North America, Europe, Asia and other global regions which, if issued, are expected to expire December 2038, without taking potential patent term extensions into account. We also own one United States patent and have pending patent applications directed to composition of matter for TPX-0131 and structurally related compounds and their use in treating diseases, including cancer. Patents issuing from these applications are expected to expire in December 2040, without taking potential patent term extensions into account.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that U.S. patents covering repotrectinib, elzovantinib and TPX-0046, and patents for TPX-0131, may or will be entitled to patent term extensions. If our drug candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved drug candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of our manufacturing processes. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our confidential information, as well as entering into non-disclosure and confidentiality agreements with our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties, such parties may breach such agreements and disclose our proprietary information including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries, extensively regulate, among other things, the research and clinical development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug products such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

United States Drug Development

In the United States, the FDA regulates drugs under the United States Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP), regulation;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
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

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (GCP); and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2 and Phase 3 clinical trials. Phase 1 clinical trials for oncology indications generally involve a small number of disease-affected patients who are treated with the drug candidate in escalating dose cohorts. The primary purpose of these clinical trials is to determine the MTD, or a recommended dose if the MTD is not achieved, assess the pharmacokinetic, or PK, profile, pharmacologic action, side effect tolerability and safety of the drug. Phase 1 clinical trials for oncology indications may also evaluate preliminary evidence of clinical activity. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients (from several hundred to several thousand subjects) at multiple sites, in multiple countries and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

A registrational trial is a clinical trial that adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the drug. Generally, registrational trials are Phase 3 clinical trials but may be Phase 2 clinical trials if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

FDA Regulation of Companion Diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. According to FDA guidance, a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the trial plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Pursuing FDA approval of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a PMA for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes elaborate testing, control, documentation and other quality assurance requirements.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent, limited to the approved indication (or any additional indications approved during the period of extension), as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restoration of patent term for one of our currently owned patents, and if eligible for such restoration, to add patent term beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications for competing products. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described below, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

European Drug Development

In Europe, our future drugs will also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in Europe are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC sought to harmonize the European Union clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the European Union Member States transposed and applied the provisions of the Directive differently. This led to significant variations in the member state regimes. Under the Directive, before a clinical trial can be initiated it must be approved in each of the European Union countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). Under the Directive all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on January 31, 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. Pursuant to the Regulation, the sponsor shall submit a single application for approval of a clinical trial via the EMA’s Clinical Trials Information System (CTIS), which will cover all regulatory and ethics assessments from the member states concerned. Any submissions made from January 31, 2023 onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must be made through CTIS. Once the CTA is approved in accordance with a member state’s requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the European Union is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states.

European Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations:

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

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information, including the federal Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA). Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (HHS) may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA and state laws may differ from each other, which may complicate compliance efforts.

Many state laws govern the privacy of personal information in specified circumstances. For example, in California the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

European Union member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EEA and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (GDPR). The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. We, or our collaborators, will be required to obtain coverage and reimbursement for any companion diagnostic tests we develop separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities and affect a biopharmaceutical company’s ability to profitably sell any approved drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) enacted in March 2010, has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the

ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for the ACA marketplace, and instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and additional health reform measures will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011 and subsequent amendments providers are subject to Medicare payment reductions of 2% per fiscal year through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the fiscal year of this sequester. On January 2, 2013, the then-U.S. President signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action be taken in response to the COVID-19 pandemic.

Other Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our drug candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

HIPAA also created additional federal civil and criminal penalties for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many states have similar health care fraud and abuse laws that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer.

The Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and report on an annual basis payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided to certain other healthcare professionals, including such as physician assistants and nurse practitioners. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require the registration of pharmaceutical sales representatives and/or require tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security requirements that may impact the way in which we conduct research and operate our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, place certain requirements with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as individuals and entities that provide services on behalf of a covered entity that involve individually identifiable health information, known as business associates, as well as their covered subcontractors. In addition, we may be directly subject to certain state laws concerning privacy and data security. For example, California recently enacted the California Consumer Privacy Act (CPPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. This may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Existing state laws governing the privacy and security of personally identifiable information, and, in some states, health information, impose differing requirements, thus complicating our compliance efforts.

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

Human Capital Resources

As of December 31, 2021, we had 250 employees, all of whom were full-time employees, and 74 of whom hold Ph.D., Pharm.D. or M.D. degrees. Of these employees, 180 were engaged in research and development activities and 70 were engaged in general and administrative activities. We also engage temporary employees and consultants. We consider our culture and our talent to be an essential driver of our business and key to our future prospects. We have 10 dedicated, full-time employees responsible for executing our human capital management (HCM) strategy and overseeing all aspects of our human resources processes in place to support our employees. None of our current workforce is covered under collective bargaining agreements and we consider our relations with our employees to be good.

Our HCM philosophy and objectives are designed to support our belief that our employees are vital to the success of the company. The HCM strategic initiatives employed focus on furthering our culture, talent management (attracting, engaging, and retaining our workforce) and diversity, equity and inclusion (DEI) efforts.

Our Culture: Turning Point Together

We believe we are better together, and we are guided by our vision to become the leader in precision oncology. Our high-performance culture is driven by and founded in our core values:

•
Human Centric: Our work revolves around the patients we aim to serve, as well as the team members we innovate alongside. We relentlessly pursue new therapies, all with the intent to improve the lives of people with cancer.
•
Speed-where it matters: We make decisions thoughtfully and quickly without sacrificing quality or integrity. Our team works with a sense of urgency to achieve its goals. We are dynamic with a purpose.
•
Extreme Team: We build strong relationships based on transparency and open communication. Determined but humble, we combine hard work and fun to achieve the extraordinary.
•
Resilience: Adaptive and nimble, we boldly embrace and drive change in order to continually evolve. We are continuous learners, recognizing challenges as opportunities to creatively solve problems.

Accountability and transparency are critical to maintaining a successful culture. We hold regular all employee update meetings and utilize frequent email communications from management to keep our employees well-informed. In addition, we include a measure against our core values as a component of our annual performance review process.

Talent Management

To achieve our goals we need to attract, engage, and develop our talent. We have an employee referral program in place and an experienced talent acquisition team to support the company’s hiring efforts. Despite the competitive recruiting landscape and additional challenges the COVID-19 pandemic presented, in 2021 we hired 137 new full-time employees. We believe our total compensation package helps us attract and retain our employees. We include market competitive pay, broad based annual performance bonuses, companywide equity grants, as well as a variety of benefits, leave programs, time off and a 401(k) plan, with flexibility to meet the individual health and wellness needs of our employees.

To keep the pulse of our employee engagement we solicit employee feedback through periodic surveys and meet with our culture club, a cross functional multi-level group, to help align our programs, activities, and benefits to what is most important to our teams. We launched a company wide recognition platform to foster culture of gratitude and acknowledge behaviors aligned with our values.

We support employee growth and development at all levels in the organization and continue to focus and enhance programs in this area. We provide promotional opportunities and encourage internal applications for open positions in the company. All employees have an individual development plan in place, and we provide an online learning platform to support individual training needs. We coach and train leaders to encourage ongoing feedback and utilization of tools such as a new hire 90-day feedback form and a midyear check in process. We encourage employees to participate in external professional training programs, industry events and other resources to further development.

We are committed to providing opportunities to give back to our communities and engage in corporate social responsibility initiatives. We provide all employees with eight hours of paid time off each year for volunteer activities to support a community organization of their choice. Turning Point also sponsors, and employees participate, in a variety of industry related and community events.

Diversity, Equity and Inclusion

We are committed to maintaining a diverse and inclusive working environment. When we say ‘diverse,’ we mean it in all senses of the word: not only in race, gender, ethnicity, age, and orientation, but also in our interests, drivers and passion points. We believe our individual differences and perspectives are what make us stronger as a team and unite us in our purpose.

As of December 31, 2021, our employees were 61% self-reportedly women with 50% self-reported women in positions of director and above in the organization.

Also, as of December 31, 2021, 51% of all employees were self-reportedly ethnic or racial minorities with 37% Asian, 4% Black or African American, 6% Hispanic or Latino and 3% of other minority groups or two or more races.

We are proud of our metrics to date and are looking at ways to broaden our outreach and increasing opportunities to underrepresented minorities in our recruitment efforts and hiring practices.

We strive to provide equitable pay to our workforce. We established compensation ranges based on benchmark data. Leveling within these ranges considering role, market data, geography, experience, and internal equity. We have a pay-for-performance compensation philosophy that ties compensation to the performance of the company and the individual. Our compensation package includes market-competitive salary, broad-based performance bonuses and equity grants. We seek fairness in total compensation utilizing external market data regularly to ensure pay levels are competitive, and internal equity reviews help to provide fair pay within the company. In 2021, we realized a competitive employment market which resulted in unusual increases in compensation trends. We performed a mid-year compensation review to ensure our pay practices were equitable and competitive.

COVID-19 Employee Safety

Since the start of the COVID-19 pandemic in March 2020, Turning Point has prioritized employee safety and compliance with federal, state and local orders related to COVID-19. We formed a cross functional team to monitor and communicate ongoing protocols and procedures and limited onsite work to only lab employees during the mandated shut down periods. As more employees transition back onsite, we continue to maintain strict safety procedures including requiring vaccinations, weekly voluntary COVID-19 testing, facility cleaning throughout the day, and company provided face coverings. Human Resources and management maintain close communication with remote based and onsite employees and we encourage feedback from our employees as we navigate these unprecedented times together.

Corporate and Other Information

Our principal executive offices are located at 10628 Science Center Drive, Ste. 200, San Diego, California, and our telephone number is (858) 926-5251. Our corporate website address is www.tptherapeutics.com and we regularly post copies of our press releases as well as additional information about us on our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on the “Investors—SEC Filings” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (SEC). We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report. We have included our website address in this in this Annual Report solely as an inactive textual reference.

Investors and others should note that we announce material information to our investors using our corporate website (https://www.tptherapeutics.com/), including without limitation the “Investors” and “Presentations” sections, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our business, our drug and drug candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels identified on the “Investors” section of our corporate website. The contents of our website and social media channels are not, however, a part of this Annual Report.

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

Risks Related to the Discovery and Development of Our Drug Candidates and Regulatory Approval

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
•
acceptance of IND submissions by the FDA or other clinical trial or similar applications from foreign regulatory authorities for future clinical trials for our current or any future pipeline drug candidates;
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
•
making arrangements with third-party manufacturers and establishing manufacturing capabilities or scaling up manufacturing processes for both clinical and commercial supplies of our drug candidates;
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

We currently have four drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary ORRs in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib. Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020, January 2021 and October 2021 was only physician assessed data from subsets of patients and may not be predictive of the final results of the trial. The preliminary interim data we reported from both our elzovantinib Phase 1 SHIELD-1 clinical trial in October 2020 and October 2021 and our TPX-0046 Phase 1 SWORD-1 clinical trial in April 2021, were only physician assessed data from patients enrolled in the dose escalation portions of each trial and may not be predictive of the final results of the trials or of any further trials of elzovantinib or TPX-0046.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

•
regulators or IRBs/ECs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know if any of our planned preclinical studies or clinical trials will begin in a timely basis or at all. We do not know whether any of our ongoing clinical trials will need to be restructured or will be completed on schedule, or at all. For example, the FDA may place a partial or full clinical hold on any of our clinical trials for a variety of reasons. In February 2018, we received a Deficiency–Potential Hold Issues letter from the FDA stating that the number of patients treated in the Phase 1 portion of TRIDENT-1 exceeded the protocol-specified dose escalation enrollment plan. Additionally, the Development Safety Update Report (DSUR) and the Investigator’s Brochure (IB) had not been updated with available clinical safety information. Following discussion with the FDA, our IND was placed on partial clinical hold pending the submission of an amended protocol, an updated DSUR and updated IB. The partial clinical hold was removed on June 29, 2018 after the requested documents were revised and TRIDENT-1 resumed patient enrollment.

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

Before we can initiate clinical trials of a drug candidate in any indication, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about the drug candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing.

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
•
a facility manufacturing our drug candidates or any of their components being ordered by the FDA to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;
•
interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from a health epidemic or pandemic such as COVID-19;
•
any changes to our manufacturing process that may be necessary or desired, including any changes necessary to scale-up the manufacturing process;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP or other regulatory requirements;
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

We may not be able to initiate or continue our ongoing or planned clinical trials for our drug candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have planned or ongoing clinical trials or expanded access programs for approved and/or investigational drugs that would treat the same patients as repotrectinib or our other drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials or expanded access programs. This is relevant for our development of repotrectinib for the treatment of patients with ROS1+ advanced NSCLC, NTRK+ advanced solid tumors and KRAS mutant G12D advanced solid tumors; development of elzovantinib for the treatment of patients with MET+ advanced solid tumors and EGFR mutant MET-amplified advanced NSCLC; development of TPX-0046 for the treatment of patients with RET+ advanced solid tumors; and our development of TPX-0131 for the treatment of patients with ALK+ NSCLC, indications for which approved and/or investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

The COVID-19 pandemic has and could adversely impact our business in the future, including our ongoing and planned clinical trials.

Our business could be materially adversely affected by the effects of health epidemics. Health epidemics, such as the ongoing COVID-19 pandemic in the United States and in other countries in which we have planned or active clinical trial sites and where our third party manufacturers operate, has impacted and could impact our business and clinical trials in the future, including:

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures and direct-to-patient study drug shipping. Such greater dependency on electronic monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks. However, despite these efforts, we have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient screening and enrollment. We may also experience delays or disruptions in trial data collection and analysis. These delays could have an adverse impact on our timelines and our business. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program and could have an adverse impact on our business. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While we have not yet experienced material adverse effects to our business as a result of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and could have negative impact our business, financial condition and operating results.

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
•
we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;
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

We are developing or plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients in the Phase 2 portion of TRIDENT-1. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites. There is no guarantee that the results obtained from such LDTs or other tests will be consistent with the results obtained from our prototype companion diagnostic. Any inconsistency may result in inclusion of patients with false positive test results that could adversely impact the results of the clinical trial and adversely impact the development and approval of a companion diagnostic. We have selected a diagnostic partner to support development of the companion diagnostic and submission of a PMA application to the FDA. In May 2019, the FDA approved an IDE for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1 and the assay was CE-marked under the In-Vitro Diagnostic Medical Device Directive in Europe. An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

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

In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to companion diagnostic tests to identify appropriate patients for our drug candidates. We may rely on third parties for the development, testing and manufacturing of these companion diagnostics, the application for and receipt of any required regulatory clearances or approvals, and the commercial supply of these companion diagnostics. The FDA and foreign regulatory authorities regulate companion diagnostics as medical devices that will likely be subject to analytical and clinical validation studies in conjunction with the clinical trials for drug candidates, and which will require separate regulatory clearance or approval prior to commercialization. This process could include additional meetings with health authorities, such as a pre-submission meeting and the requirement to submit an IDE. In the case of a companion diagnostic that is designated as “significant risk device,” such as the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1, approval of an IDE by the FDA and IRB is required before such diagnostic is used in conjunction with the clinical trials for a corresponding drug candidate. In May 2019, the FDA approved an IDE for the clinical trial assay we are using in the Phase 2 portion of TRIDENT-1. We or our third-party collaborators may fail to obtain the required regulatory clearances or approvals in the United States or in relevant geographies outside the United States, which could prevent or delay approval of our drug candidates in such geographies. In addition, the commercial success of any of our drug candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required regulatory clearances or approvals and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies.

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

The FDA has granted breakthrough therapy designations to repotrectinib for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments. We may also seek breakthrough therapy designation for other indications or for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even though we received breakthrough therapy designation for certain indications for repotrectinib and even if one or more of our other drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.

The FDA has granted fast track designations to repotrectinib for the treatment of patients with (i) NTRK+ advanced solid tumor who have progressed following treatment with at least one prior line of chemotherapy and one or two prior TRK TKIs; (ii) ROS1+ advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (iii) ROS1+advanced NSCLC who have not been previously treated with a ROS1 TKI; and (iv) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy. The FDA has also granted fast track designation to elzovantinib for the treatment of patients with MET amplified advanced or metastatic gastric cancer or GEJ adenocarcinoma after prior chemotherapy. We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received four fast track designations for repotrectinib, and one fast track designation for elzovantinib, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology biopharmaceutical company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the years ended December 31, 2021, 2020 and 2019, we reported net losses of $236.6 million, $157.3 million and $72.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $516.7 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through December 31, 2021, we received an aggregate of $1.3 billion in net proceeds from such sales. As of December 31, 2021, our cash and cash equivalents and marketable securities were $981.6 million.

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
•
establish licenses, collaborations or strategic partnerships that may expand our pipeline or increase the value of our programs;
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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2021, will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of December 31, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, for the supply of third-party drug product for our planned and ongoing combination clinical trials, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts. We believe we currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for repotrectinib, elzovantinib, TPX-0046 and TPX-0131 through 2022. However, depending on the length and ultimate impact of the COVID-19 pandemic, and available manufacturing capacity at our supplier, our supply could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

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

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority or timely basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

For later-stage clinical trials and potential commercialization, we need to take steps to increase the scale of production of our drug candidates. In scaling up the manufacturing process for our drug candidates, even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our drug candidates or in the manufacturing facilities in which our drug candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If our current contract manufacturers for preclinical and clinical materials cannot perform as agreed, we may suffer delays or disruptions in our current or future supply chain and our clinical trials may be adversely impacted as a result. If our current third-party manufacturers cannot perform as agreed, we may also be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak.

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

If our collaborations, such as our license arrangements with Zai, our clinical collaboration with EQRx, Inc., or any future license or collaboration we may enter into, if any, are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of either of the Zai License Agreements, or any other license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

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
•
incorporation into clinical treatment guidelines such as the National Comprehensive Cancer Network Guidelines;
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

If we are successful in developing repotrectinib, we expect that repotrectinib will compete against approved drugs, including: crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+and ALK+ NSCLC; entrectinib, which is marketed by F. Hoffman La Roche AG under the name Rozlytrek, for the treatment of ROS1+ NSCLC and TRK+ solid tumors; and larotrectinib, which is marketed by Bayer AG under the trade name Vitrakvi, for the treatment of TRK+ solid tumors. We also expect that repotrectinib will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2 or later clinical development for the treatment of ROS1+NSCLC at companies including against Pfizer Inc. (lorlatinib), Novartis Pharmaceuticals Corporation (ceritinib), Betta Pharmaceuticals Co., Ltd. (ensartinib), Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib) and TKIs in Phase 2 or later clinical development for the treatment of TRK+ solid tumors at companies including Bayer AG (selitrectinib), Exelixis, Inc. (cabozantinib) and AnHeart Therapeutics Company (taletrectinib).

If we are successful in developing elzovantinib, we expect that elzovantinib will compete against capmatinib, which is marketed by Novartis Pharmaceutical Corporation under the name Tabrecta; tepotinib, which is marketed by Merck KGaA under the name Tepmetko; savolitinib, which is marketed in China by AstraZeneca PLC and Hutchison China MediTech Limited under the name Orpathys; and amivantamab, which is marketed by Johnson & Johnson under the name Rybrevant. Capmatinib, tepotinib and savolitinib are indicated for the treatment of adult patients with metastatic NSCLC harboring MET exon 14 skipping alterations. We also expect that elzovantinib will compete against Xalkori (crizotinib) and other compounds which are in Phase 2 or later clinical development for the treatment of MET+ tumors at companies including Exelixis, Inc. (cabozantinib), Apollomics, Inc. (APL-101), Haihe Biopharma Co., Ltd (glumetinib), Servier (Sym015), AbbVie Inc. (telisotuzumab vedotin) and Aveo Oncology (ficlatuzumab).

If we are successful in developing TPX-0046, we expect that TPX-0046 will compete against selpercatinib, which is marketed by Eli Lilly and Company under the names Retevmo and Retsevmo for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations; and pralsetinib, which is marketed by F. Hoffman La Roche AG and Blueprint Medicines Corporation under the name Gavreto for the treatment of NSCLC, medullary thyroid cancer and other types of thyroid cancer in patients with RET gene alterations, and are both in development for the treatment of other RET+ cancers, and other approved multi-kinase inhibitors with RET activity that are being evaluated in clinical trials including cabozantinib (Exelixis, Inc.), lenvatinib (Eisai Inc.), sorafenib (Bayer AG), sunitinib (Pfizer Inc.) and vandetinib (Sanofi Genzyme). We also expect TPX-0046 will compete against compounds which are in Phase 2 or later clinical development for the treatment of RET+ tumors at companies including Helsinn Group (HM06).

If we are successful in developing TPX-0131, we expect that TPX-0131 will compete against approved drugs, including: alectinib, which is marketed by F. Hoffman La Roche AG under the name Alecensa for the treatment of ALK+ NSCLC; brigatinib, which is marketed by Takeda Pharmaceutical Company Limited under the name Alunbrig for the treatment of ALK+ NSCLC; ceritinib, which is marketed by Novartis Pharmaceuticals Corporation under the name Zykadia for the treatment of ALK+ NSCLC; crizotinib, which is marketed by Pfizer Inc. under the name Xalkori for the treatment of ROS1+ and ALK+ NSCLC; and lorlatinib, which is marketed by Pfizer Inc. under the names Lorbrena and Lorviqua for the treatment of ALK+ NSCLC. We also expect that TPX-0131 will compete against other compounds which are currently in late-stage clinical development, including TKIs in Phase 2 or later clinical development for the treatment of ALK+ NSCLC at companies including against Betta Pharmaceuticals Co., Ltd. (ensartinib).

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

Risks Related to Marketing of Our Drug Candidates and Other Legal Compliance Matters

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

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Although physicians may prescribe products for off-label uses as the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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
•
HIPAA, which, among other things, imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willingly falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
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

With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees. Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, several lawsuits have been brought against the U.S. Department of Health and Human Services (HHS) challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. In addition, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the other reform initiatives. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We and any potential collaborators may be subject to federal, state and foreign data protection and privacy laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH. We could be subject to penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the GDPR may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes data protection requirements on personal data in the EU, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR increases our responsibility and liability in relation to personal data that we process. In addition, the GDPR prohibits the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. U.S. companies had been able to rely on the Privacy Shield and the standard contractual clauses for compliantly transferring personal data, both of which were struck down by the Court of Justice of the European Union in July 2020. In June 2021, the European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.

In addition, the CCPA grants individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling certain personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers new ways to opt-out of certain sales or transfers of personal information, and provides consumers with additional causes of action. A new privacy law, the California Privacy Rights Act (CPRA), goes into effect January 1, 2023, and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act (CDPA), and Colorado passed the Colorado Privacy Act (CPA), both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). The CCPA, CPRA, CDPA, and CPA may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Furthermore, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Thus, we cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, whether any patents will be found invalid and unenforceable or will be threatened by third parties or whether any patents will effectively prevent others from commercializing competing technologies and drug candidates.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Patent reform legislation in the United States and other countries could increase those uncertainties and costs. For example, the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law in September 2011, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act allows third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, the Leahy-Smith Act has transformed the U.S. patent system from a “first-to-invent” system to a “first-to-file” system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could harm our business, results of operations, financial condition and prospects.

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

While we have filed patent applications or obtained patents with respect to our four drug candidates, we also rely on proprietary know-how and trade secret protection and confidentiality agreements to protect proprietary know-how or trade secrets that are not patentable or that we elect not to patent. We seek to protect our trade secrets and proprietary know-how in part by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, consultants, independent contractors, advisors, contract manufacturers, CROs, hospitals, independent treatment centers, suppliers, collaborators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary know-how. Additionally, our confidentiality agreements and other contractual protections may not be adequate to protect our intellectual property from unauthorized disclosure, third-party infringement or misappropriation. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our business, financial condition, results of operations and prospects our business and competitive position could be materially harmed.

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

As of December 31, 2021, we had 250 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security incidents or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, supply chain attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent security risks or incidents. To the extent that any accidental or intentional disruption or security breach were to result in a material loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of repotrectinib or any other drug candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. The effects of a security breach or disruption could be further amplified during the current COVID-19 pandemic. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

While we have not experienced any such system failure, accident or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our drug candidates could be delayed. In addition, the loss of clinical trial data for repotrectinib or any other drug candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the inability to access, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused U.S. federal net operating losses for the tax years beginning before January 1, 2018, will carry forward to offset future taxable income, if any, until such unused losses expire. Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

Risks Related to Our Common Stock

The trading price of our common stock has been and may in the future be volatile and fluctuate substantially, which could result in substantial losses.

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through December 31, 2021, has ranged from a low of $26.67 to a high of $141.30. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

As a public company we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain and maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with certain aspects of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to, among other things, conduct an annual review and evaluation of their internal controls over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that requires frequent evaluation. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various changes, which if enacted could have a material impact on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is currently located at 10628 Science Center Drive, San Diego, California 92121 where we occupy approximately 42,591 square feet of office and laboratory space under two leases that expire in June 2023. We also lease approximately 25,820 square feet of office space located at Carmel Mountain Road, San Diego, California 92130 under a lease that expires in June 2023.

In May 2021, we entered into a lease agreement for our future corporate headquarters at Callan Road, San Diego, California 92121 for approximately 185,000 square feet of office and laboratory space. The term of the lease is approximately 11 years and nine months with an option by us to extend for an additional five years, and is currently expected to commence in May 2023.

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

Holders of Common Stock

As of February 22, 2022, there were approximately 263 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

STOCK PRICE PERFORMANCE GRAPH*

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from April 17, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $28.90 on April 17, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on April 17, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
500%
450%
400%
350%
300%
250%
200%
150%
100%
50%
0%
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
TPTX
NASDAQ Biotechnology
NASDAQ Composite

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10K for the year ended December 31, 2020 as filed with the SEC on March 1, 2021.

References in the following discussion to “we,” “our,” “us” or “Turning Point” refer to Turning Point Therapeutics, Inc.

Overview

We are a clinical-stage precision oncology biopharmaceutical company designing and developing novel therapies that target genetic drivers of cancer to improve the lives of patients. We have developed a macrocycle platform from which we designed our current pipeline of proprietary small, compact tyrosine kinase inhibitors (TKIs) with rigid structures that have the potential to bind to their targets with greater precision and affinity than other kinase inhibitors. Our drug discovery approach integrates tumor biology with structure-based drug design to develop a new generation of orally available proprietary agents that we believe will have the potential to address important unmet medical needs for patients.

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 clinical trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designations for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI and for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK tyrosine kinase inhibitors, with or without prior chemotherapy, and have no satisfactory alternative treatments. In addition, the FDA has granted repotrectinib orphan drug designation for the treatment of advanced NSCLC with adenocarcinoma histology; and four fast track designations for the treatment of patients with: (1) NTRK+ advanced solid tumors who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs; (2) ROS1+advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (3) ROS1+ advanced NSCLC who have not been previously treated with a ROS1 TKI; and (4) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy.

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing at sites in North America, Europe and the Asia-Pacific regions. The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. In the second quarter of 2021 we reached enrollment of 50 patients pooled from the Phase 1 and Phase 2 portions of the TRIDENT-1 study in EXP-1 and in the first quarter of 2022 we reached enrollment of 60 patients from the Phase 2 portion of the TRIDENT-1 study in EXP-4. Enrollment is ongoing in all cohorts in the study. We anticipate reporting topline blinded independent central review (BICR) data from all of the ROS1+ NSCLC cohorts from TRIDENT-1 and discussing the BICR data with the FDA at a pre-new drug application (NDA) meeting, in the second quarter of 2022. We plan to discuss available BICR data in at least 50 TKI-naïve and 50 TKI-pretreated patients with at least six months of follow-up for the majority of responders. We also anticipate reporting additional data from patients with NTRK+ advanced solid tumors in the second half of 2022. We plan to request a pre-NDA meeting with the FDA to discuss topline BICR results from 40 NTRK+ TKI pre-treated patients (EXP-6) and BICR data from NTRK+ TKI naive patients (EXP-5) enrolled at that time (estimated at approximately 40 patients of the targeted 55 patients) when responders have been followed for at least six months past onset of response. We plan to provide guidance on the timing of our anticipated pre-NDA meeting for repotrectinib in patients with NTRK-positive advanced solid tumors after completion of enrollment of the targeted 40 EXP-6 patients is achieved.

In addition to the TRIDENT-1 study, we are also conducting our Phase 1/2 CARE study of repotrectinib in pediatric and young adult patients with ALK+, ROS1+ or NTRK+ advanced solid tumors and our Phase 1b/2 TRIDENT-2 study of repotrectinib in combination with trametinib in KRAS mutant G12D advanced solid tumors.

Elzovantinib (TPX-0022)

Elzovantinib, our MET/SRC/CSF1R inhibitor, is currently being evaluated in our ongoing Phase 1 SHIELD-1 clinical trial, in patients with advanced solid tumors harboring genetic alterations in MET. The FDA has granted elzovantinib orphan drug designation for the treatment of gastric cancer, including gastroesophageal junction adenocarcinoma and fast track designation for the treatment of patients with MET amplified advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma after prior chemotherapy. Our Phase 1 SHIELD-1 clinical trial is designed to evaluate the overall safety profile, pharmacokinetics and preliminary efficacy of elzovantinib and includes a dose-finding portion followed by dose expansion in multiple cohorts of MET alterations and tumor types.

We are currently evaluating a 60 mg QD to 60 mg BID intermediate dose level in the dose escalation portion of SHIELD-1 and continuing to enroll patients in the Phase 1 dose expansion portion of the study at 40 mg QD to 40 mg BID. We anticipate providing a clinical data update from the Phase 1 SHIELD-1 study in the second half of 2022. We also anticipate initiating the planned Phase 2 portion of SHIELD-1 in the second half of 2022 pending feedback from the FDA on data from the intermediate dose level and determination of the recommended Phase 2 dose.

In October 2021 we entered into a clinical trial collaboration agreement with EQRx, Inc. to evaluate elzovantinib in combination with aumolertinib (EQ143), EQRx’s drug candidate targeting EGFR, in patients with EGFR mutant MET-amplified advanced NSCLC. Our investigational new drug (IND) submission for our planned Phase 1b/2 SHIELD-2 combination study of elzovantinib and aumolertinib was cleared by the FDA in January 2022 and we anticipate initiating the study in mid-2022. Preclinical data suggest the combination of MET and EGFR inhibition has the potential to increase anti-tumor activity based on complementary mechanisms. It is estimated that 15% to 20% of patients who progress on a first-line EGFR inhibitor develop MET amplification as the basis of acquired resistance.

TPX-0046

The Phase 1 dose-finding portion of our Phase 1/2 SWORD-1 clinical trial of our RET inhibitor, TPX-0046 in patients with advanced solid tumors harboring RET genetic alterations is ongoing at sites in North America, Europe and the Asia-Pacific regions. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, in a Phase 1 dose finding portion, followed by multiple Phase 1 dose expansion cohorts after determination of the recommended Phase 2 dose. We are continuing to evaluate multiple doses and schedules to further characterize the pharmacokinetics, safety, and efficacy profile of TPX-0046 before determining the recommended Phase 2 dose.

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

We initiated our Phase 1/2 FORGE-1 study of TPX-0131 in patients with locally advanced or metastatic TKI-pretreated ALK-positive NSCLC in the second quarter of 2021. The study endpoints include safety and tolerability, determination of the maximum tolerated dose and/or the recommended Phase 2 dose, and objective response rate by RECIST 1.1. We anticipate providing early interim data from initial patients treated in the dose-finding portion of the FORGE-1 study in the fourth quarter of 2022 or early 2023.

Discovery Platform

Our macrocycle platform is the foundation of our current development pipeline where we applied novel small molecule design approaches integrating tumor biology and structure-based drug design to develop a new generation of orally available proprietary TKIs that we believe will have the ability to maintain or enhance inhibition of the targeted kinase in both

TKI-naïve and TKI-pretreated patients. Our approach to the discovery of new and potentially differentiated drug candidates is to use a methodology anchored by our structure-based drug design expertise, coupled with a disciplined chemistry approach and enabling biology. We anticipate our internal and external exploration of oncology candidates will continue to include kinase targets and other oncogenic signaling proteins and pathways that address high unmet medical need. We currently have four internal discovery programs targeting aberrant GTPase signaling known to drive genomically defined cancers with significant unmet medical need. The most advanced programs target KRAS G12D and the p21 activated kinase, or “PAK” family. We are targeting the identification of two development candidates in the second half of 2022 with a goal to achieve at least one new IND per year beginning in 2023. We anticipate providing details on our other two GTPase signaling discovery programs in the second half of 2022.

COVID-19 Pandemic

We have experienced disruptions to our business operations as a result of the COVID-19 pandemic. Due to the continued evolving and uncertain global impacts of the COVID-19 pandemic, including the omicron variant and future potential variants, we cannot precisely determine or quantify the impact this pandemic will have on our ongoing business, operations and financial performance. For our ongoing and planned clinical trials, while we anticipate and have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient enrollment we continue to work closely with our contract research organizations (CROs) and clinical sites as we navigate and seek to mitigate the impact of COVID-19 on our clinical studies and current timelines. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures, and direct-to-patient study drug shipping. In addition, we believe our current supply and plans for supply will be sufficient to meet our anticipated clinical development needs for our drug candidates through 2022. However, depending on the length and ultimate impact of the COVID-19 pandemic, and available manufacturing capacity at our suppliers, our suppliers could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, CROs, collaborators and other parties in order to seek to advance our drug candidates as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part I, Item IA of this Annual Report for further discussion of risks related to the COVID-19 pandemic.

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of December 31, 2021, we had an accumulated deficit of $516.7 million and we incurred net losses of approximately $236.6 million for the year ended December 31, 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

To date, our operations have been financed primarily through the sale of common stock and convertible preferred stock. At December 31, 2021, we had $981.6 million of cash and cash equivalents and marketable securities.

In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of December 31, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as our license agreements with Zai Lab (Shanghai) Co., Ltd. (Zai) that we executed in July 2020 (the Zai Repotrectinib Agreement) and January 2021, which was amended in March 2021 (the Zai Elzovantinib Agreement, and together with the Zai Repotrectinib Agreement, the Zai License Agreements), we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai Repotrectinib Agreement, we recognized revenue of $5.8 million and $25.0 million in the years ended December 31, 2021 and 2020, respectively. Under the Zai Elzovantinib Agreement, we recognized revenue of $25.0 million for the year ended December 31, 2021. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of:

•
employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical and clinical development of our drug candidates, including expenses incurred under the agreements with the CROs;
•
the cost of consultants and contract manufacturing organizations (CMOs) that manufacture drug products for use in our preclinical studies and clinical trials; and

•
facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid assets and recognized as expense in the period when the goods are consumed or the services are performed.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses
Repotrectinib	$104,796	$66,229
Elzovantinib	28,537	15,249
TPX-0046	14,765	12,765
Other research programs	44,881	19,168
Total research and development expenses	$192,979	$113,411

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
•
the impact of the COVID-19 pandemic on our business, operations and financial condition;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation expense, for personnel in executive, finance, legal, commercial and other administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting and tax-related services, insurance costs, recruiting costs, travel expenses and facility-related costs.

We anticipate that our general and administrative expenses will continue to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, net

Other income, net consists of interest earned on cash, cash equivalents and our marketable securities.

Income Taxes

We are subject to typical corporate U.S. federal and state income taxation. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $444.0 million and $112.0 million, respectively. Certain federal and state net operating loss carryforwards will begin to expire in 2033 if not utilized. Approximately $423.0 million and $0.8 million, respectively, of the federal and state net operating loss carryforwards will carry forward indefinitely. As of December 31, 2021, we had federal and state research and development tax credits of approximately $9.8 million and $10.4 million, respectively. As of December 31, 2021, we had federal Orphan Drug tax credits of approximately $31.4 million. If not utilized, the federal research and development tax credit will begin to expire in 2035 and the Orphan Drug tax credit will begin to expire in 2037. The California research and development tax credit can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code and similar provisions of state law. The annual limitations in Sections 382 and 383 of the Code may result in the expiration of our net operating loss and tax credit carryforwards before utilization. We have performed an analysis to determine whether our net operating loss and credit carryforwards are subject to an annual limitation under Sections 382 or 383 of the Code through December 31, 2020. Although the Company experienced ownership changes in 2013, 2015, 2017 and 2020, the ownership changes did not result in a forfeiture of tax attributes. We have not performed an analysis to determine whether our net operating loss and tax credit carryforwards generated in the last 12 months of the tax year ending December 31, 2021, are subject to an annual limitation under Sections 382 or 383 of the Code.

Critical Accounting Policies, Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on historical experience, knowledge of current events and actions we may undertake in the future, and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606). A critical accounting component in recognizing revenue from license and collaboration agreements is determining the standalone selling prices (SSP). In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

Accrued Research and Development Expenses

We accrue and expense clinical trial activities performed by third-party vendors, including CROs and clinical sites, based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with associated agreements. We determine the estimates by reviewing contracts and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services pursuant to the contracts with the service providers and agreed-upon fees to be paid to identify services that have been performed on our behalf and estimate the level of service performed and the associated cost incurred for which we have not yet been invoiced.

Our clinical trial accruals are dependent upon the timely and accurate reporting of CROs and other third-party vendors, and our ability to accurately estimate any unbilled obligations. If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to research and development expense in the period in which the facts that give rise to the revision become reasonably certain.

We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from our estimates or the payment flows, we adjust the accrual or prepaid expense accordingly. Payments for goods and services that will be used in future research and development activities are deferred and recognized as expense in the period when the goods are consumed or services are performed.

Stock-Based Compensation Expense

We measure and recognize compensation expense for share-based awards based on the fair value of the award as measured at grant date. The fair value of restricted stock units and performance stock units granted is based on the Company's closing stock price on the grant date. The fair value of stock options and employee stock purchase plan awards is estimated using the Black-Scholes option-pricing model. The determination of the estimated fair value of stock-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including the expected volatility of our stock price, the option's expected life, risk-free interest rate and expected dividend yield. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. If any of the assumptions change significantly, stock-based compensation expense could be materially different.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenue	$30,829	$25,000	$5,829
Operating expenses:
Research and development	192,979	113,411	79,568
General and administrative	75,850	73,425	2,425
Total operating expenses	268,829	186,836	81,993
Loss from operations	(238,000)	(161,836)	(76,164)
Other income, net	1,449	4,544	(3,095)
Net loss	$(236,551)	$(157,292)	$(79,259)

Revenue

Revenue recognized in 2021 was $30.8 million, consisting of $25.0 million related to an upfront payment received under the Zai Elzovantinib Agreement, $5.0 million earned upon the achievement of development milestones under the Zai Repotrectinib Agreement, and $0.8 million from the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory. Revenue recognized in 2020 was $25.0 million related to an upfront payment received under the Zai Repotrectinib Agreement. We recognized the upfront payments as license revenue upon the delivery to Zai of the license and the associated technical know-how under the Zai License Agreements.

Research and Development Expenses

Research and development expenses increased $79.6 million to $193.0 million in 2021 compared to $113.4 million in 2020. The increase was primarily attributable to increased activities related to the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046, the Phase 1/2 clinical trial for TPX-0131, discovery efforts and higher personnel-related expenses due to an increase in headcount. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and Administrative Expenses

General and administrative expenses increased $2.5 million to $75.9 million in 2021 compared to $73.4 million in 2020. The increase was primarily attributable to higher personnel-related expenses as a result of increased employee headcount and professional fees, including those associated with product launch readiness, partially offset by a decrease in stock-based compensation expense of $5.6 million. In addition, in 2021 we recorded a $1.6 million foreign tax withholding expense related to the upfront payment from Zai received under the Zai Elzovantinib Agreement. In 2020, we recorded a $1.3 million foreign tax withholding expense related to the upfront payment from Zai received under the Zai Repotrectinib Agreement.

In the first quarter of 2021, we recorded a one-time charge of $5.6 million as stock-based compensation expense associated with the resignations of two board members. In the first quarter of 2020, we incurred a one-time charge of $32.6 million in connection with the Transition Separation and Consulting Agreement with our founder and former Chief Scientific Officer, Dr. Jingrong Jean Cui, consisting of a non-cash stock compensation charge of $31.4 million due to the modification of the vesting and expected term of Dr. Cui’s outstanding stock options and $1.2 million of expense representing the cash severance that we paid to Dr. Cui during 2020. The one-time charge in 2020 was classified as a general and administrative expense due to the nature of and the nonsubstantive service conditions resulting from the modification to these awards.

We anticipate that our general and administrative expenses will continue to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, net

Other income, net decreased $3.1 million to $1.4 million in 2021 compared to $4.5 million in 2020. The decrease was primarily due to lower overall yields on our marketable securities and money market funds.

Liquidity and Capital Resources

At December 31, 2021, we had $981.6 million of cash and cash equivalents and marketable securities. Based on our current and anticipated level of operations, we believe that our cash and cash equivalents and marketable securities, as of December 31, 2021, will be sufficient to fund current operations for at least one year from the date that this Annual Report is filed with the SEC. Our cash and cash equivalents and marketable securities include money market funds, government agency securities, corporate debt, commercial paper and U.S. treasuries. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through December 31, 2021, we received net proceeds of approximately $1.3 billion from the issuance of common stock and convertible preferred stock and through stock option exercises.

In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of December 31, 2021, we had not yet sold any shares of our common stock under the ATM facility.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	$(153,885)	$(82,793)
Net cash provided by (used in) investing activities	5,462	(210,032)
Net cash provided by financing activities	24,004	798,738

Operating Activities

Net cash used in operating activities was approximately $153.9 million in 2021, primarily due to spending on ongoing research and development activities related to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046, the Phase 1/2 clinical trial for TPX-0131, discovery efforts and general and administrative activities. Cash used to fund operations was partially offset by a $25.0 million upfront payment received under the Zai Elzovantinib Agreement and $5.0 million of development milestone payments received under the Zai Repotrectinib Agreement.

Net cash used in operating activities in 2020 was approximately $82.8 million, primarily due to spending on the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib and Phase 1/2 clinical trial for TPX-0046. Cash used to fund operations was partially offset by a $25.0 million upfront payment received under the Zai Repotrectinib Agreement.

Investing Activities

Net cash provided by investing activities was approximately $5.5 million in 2021, consisting of approximately $7.9 million from the maturities (net of purchases) of marketable securities, partially offset by approximately $2.4 million for the purchases of property and equipment. Net cash used in investing activities was approximately $210.0 million in 2020, consisting of approximately $208.7 million for the purchases (net of maturities) of marketable securities and approximately $1.3 million for the purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $24.0 million in 2021 from the sale of common stock to employees under our equity compensation plans. Net cash provided by financing activities was approximately $798.7 million in 2020, consisting of approximately $785.5 million of net proceeds from our public offerings in May 2020 and October 2020 and approximately $13.2 million from the sale of common stock to employees under our equity compensation plans.

Contractual Obligations and Commitments

We lease office and laboratory space under lease agreements that expire in June 2023. In May 2021, we entered into a lease agreement with HCP Callan Road, LLC (the Callan Road Lease) for the lease of approximately 185,000 square feet of office and laboratory space for our future corporate headquarters, delivered in two phases. The term of the lease is approximately 11 years and nine months with an option by us to extend for an additional five years, and is currently expected to commence in May 2023. The lease term has an initial abatement period with respect to each phase and the initial base rent payable upon the occupancy of both phases will be approximately $1.0 million per month following the end of the abatement period for each phase, which amount will increase by 3% per year over the lease term. We will also be responsible for the payment of our share of the operating expenses for the building. See Note 8 to our financial statements appearing in this Annual Report for additional detail.

As of December 31, 2021, total aggregate future operating lease commitments, including the lease commitments under the Callan Road Lease that has not yet commenced, was approximately $171.8 million, with approximately $3.9 million due within 12 months.

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash and cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2021, cash and cash equivalents and marketable securities totaling $981.3 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk. If a 10% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level and we believe the financial statements included in this Annual Report present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The independent registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2021, included in this Annual Report, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have not experienced any material impact to our internal controls over financial reporting as a result of the COVID-19 pandemic, including from employees working remotely. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Turning Point Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Turning Point Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is omitted from this Annual Report and incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders (Proxy Statement), to be filed pursuant to Regulation 14A of the Exchange Act. If our Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is to be included in our Proxy Statement as follows:

•
The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1—Election of Directors;”
•
The information relating to our executive officers is to be included in the section entitled “Executive Officers;”
•
The information relating to our delinquent Section 16(a) reports, if any, is to be included in the section entitled “Delinquent Section 16(a) Reports;” and
•
The information relating to our audit committee, audit committee financial expert and procedures by which stockholders may recommend nominees to our board of directors is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance.”

Such information is incorporated herein by reference to our Proxy Statement, provided that if the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

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

Item 11. Executive Compensation.

The information required by this item is to be included in our Proxy Statement under the sections entitled “Executive Compensation,” “Non-Employee Director Compensation,” “Information Regarding the Board of Directors and Corporate Governance— Role of the Board of Directors in Risk Oversight,” “Information Regarding the Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” and is incorporated herein by reference, provided that if the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to equity compensation plans is to be included in our Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is to be included in our Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by this item is to be included in our Proxy Statement under the section entitled “Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report, the omitted information will be included in an amendment to this Annual Report filed not later than the end of such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.9†

Executive Employment Agreement, dated July 25, 2019, by and between the Registrant and Yi Larson (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2019, and incorporated by reference herein).

10.10†

Non-Employee Director Compensation Policy as amended June 15, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.11†

Executive Employment Agreement, dated October 30, 2019, by and between the Registrant and Mohammad Hirmand, M.D. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2019, and incorporated by reference herein).

10.12†

Executive Employment Agreement, dated February 15, 2020, by and between the Registrant and Siegfried Reich, Ph.D. (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2020, and incorporated by reference herein).

10.13†	Turning Point Therapeutics, Inc. Severance Benefit Plan, as amended (C-Suite) November 11, 2021.

10.14†

Transition Separation and Consulting Agreement, dated January 9, 2020, by and between Registrant and Jingrong Jean Cui, Ph.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020, and incorporated by reference herein).

10.15†

Executive Employment Agreement, dated June 26, 2020, by and between the Registrant and Andrew Partridge (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.16†

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Turning Point Therapeutics, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.17*

License Agreement, dated July 6, 2020, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.18

Open Market Sale AgreementSM, dated August 10, 2020, by and between the Registrant and Jefferies LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2020, and incorporated by reference herein).

10.19*

License Agreement, dated January 10, 2021, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd. (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2021, and incorporated by reference herein).

10.20

Assignment and Assumption of Lease Agreement, dated February 11, 2021, by and between the Registrant and Regulus Therapeutics, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2021, and incorporated by reference herein).

10.21**

Amendment No. 1 to the License Agreement, dated March 31, 2021, by and between the Registrant and Zai Lab (Shanghai) Co., Ltd. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2021, and incorporated by reference herein).

10.22

Lease, dated April 9, 2021, by and between the Registrant and Gateway Torrey Hills LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 13, 2021, and incorporated by reference herein).

10.23†

Executive Employment Agreement, dated June 22, 2021, by and between the Registrant and Paolo Tombesi (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2021, and incorporated by reference herein).

10.24

First Amendment to Lease, dated June 11, 2021, by and between Registrant and Gateway Torrey Hills LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2021, and incorporated by reference herein).

10.25

First Amendment to Lease Agreement dated May 12, 2021 by and between the Registrant and ARE-SD Region No. 44, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2021, and incorporated by reference herein).

10.26

Lease dated May 20, 2021, by and between the Registrant and HCP Callan Road, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2021, and incorporated by reference herein).

10.27**	Clinical Trial Collaboration Agreement, dated October 13, 2021, by and between the Registrant and EQRx, Inc.

10.28†	Transition Consulting Agreement, dated February 16, 2022, by and between the Registrant and Annette North.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURNING POINT THERAPEUTICS, INC.

Date: February 28, 2022	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Athena Countouriotis, M.D. and Paolo Tombesi, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Athena Countouriotis	President, Chief Executive Officer and Member of the Board of Directors	February 28, 2022
Athena Countouriotis, M.D.	(Principal Executive Officer)

/s/ Paolo Tombesi	Executive Vice President and Chief Financial Officer	February 28, 2022
Paolo Tombesi	(Principal Financial and Accounting Officer)

/s/ Mark Alles	Chair of the Board of Directors	February 28, 2022
Mark Alles

/s/ Barbara Bodem	Member of the Board of Directors	February 28, 2022
Barbara Bodem

/s/ Carol Gallagher	Member of the Board of Directors	February 28, 2022
Carol Gallagher, Pharm.D.

/s/ Simeon George	Member of the Board of Directors	February 28, 2022
Simeon George, M.D.

/s/ Patrick Machado	Member of the Board of Directors	February 28, 2022
Patrick Machado, J.D.

/s/ Garry Nicholson	Member of the Board of Directors	February 28, 2022
Garry Nicholson

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Turning Point Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Turning Point Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Clinical Trial Costs and Accruals
Description of the Matter

During 2021, the Company incurred $193.0 million for research and development expense and as of December 31, 2021, the Company accrued $23.5 million for research and development expenses, which includes clinical trial costs and accruals. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with contract research organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

San Diego, California

February 28, 2022

TURNING POINT THERAPEUTICS, INC.

BALANCE SHEETS

(In thousands except share and par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$427,879	$554,101
Marketable securities	553,703	568,407
Prepaid and other current assets	10,880	8,171
Total current assets	992,462	1,130,679
Property and equipment, net	3,822	2,604
Right-of-use lease assets	5,158	3,357
Other assets	2,021	73
Total assets	$1,003,463	$1,136,713
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$5,656	$5,225
Accrued expenses and other current liabilities	25,300	9,183
Accrued compensation	12,503	8,588
Current portion of operating lease liabilities	3,630	1,396
Total current liabilities	47,089	24,392
Operating lease liabilities, long-term	1,949	2,423
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020, zero shares outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 49,582,638 and 48,678,540 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	5
Additional paid-in capital	1,472,421	1,389,860
Accumulated other comprehensive (loss) income	(1,274)	209
Accumulated deficit	(516,727)	(280,176)
Total stockholders' equity	954,425	1,109,898
Total liabilities and stockholders’ equity	$1,003,463	$1,136,713

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$30,829	$25,000	$—
Operating expenses:
Research and development	192,979	113,411	57,943
General and administrative	75,850	73,425	19,781
Total operating expenses	268,829	186,836	77,724
Loss from operations	(238,000)	(161,836)	(77,724)
Other income, net	1,449	4,544	5,593
Net loss	(236,551)	(157,292)	(72,131)
Unrealized (loss) gain on marketable securities, net of tax	(1,483)	(62)	271
Comprehensive loss	$(238,034)	$(157,354)	$(71,860)
Net loss per share, basic and diluted	$(4.80)	$(3.85)	$(2.99)
Weighted-average common shares outstanding, basic and diluted	49,264,549	40,843,782	24,124,924

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at December 31, 2018	65,423,901	$145,916	3,411,516	$1	$2,346	$—	$(50,753)	$(48,406)
Issuance of common stock in connection with a public offerings, net of underwriting discounts, commissions, and offering costs	—	—	15,137,500	1	364,655	—	—	364,656
Conversion of preferred stock into common stock	(65,423,901)	(145,916)	16,993,194	2	145,914	—	—	145,916
Option exercises	—	—	362,275	—	1,008	—	—	1,008
Shares issued under employee stock purchase plan	—	—	10,634	—	331	—	—	331
Stock-based compensation expense	—	—	—	—	12,706	—	—	12,706
Net loss	—	—	—	—	—	—	(72,131)	(72,131)
Other comprehensive income	—	—	—	—	—	271	—	271
Balance at December 31, 2019	—	—	35,915,119	4	526,960	271	(122,884)	404,351
Issuance of common stock in connection with a public offerings, net of underwriting discounts, commissions, and offering costs	—	—	11,516,524	1	785,468	—	—	785,469
Option exercises	—	—	1,218,410	—	12,237	—	—	12,237
Shares issued under employee stock purchase plan	—	—	28,487	—	1,032	—	—	1,032
Stock-based compensation expense	—	—	—	—	64,163	—	—	64,163
Net loss	—	—	—	—	—	—	(157,292)	(157,292)
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)
Balance at December 31, 2020	—	—	48,678,540	5	1,389,860	209	(280,176)	1,109,898
Option exercises	—	—	856,327	—	22,181	—	—	22,181
Shares issued under employee stock purchase plan	—	—	47,771	—	1,823	—	—	1,823
Stock-based compensation expense	—	—	—	—	58,557	—	—	58,557
Net loss	—	—	—	—	—	—	(236,551)	(236,551)
Other comprehensive loss	—	—	—	—	—	(1,483)	—	(1,483)
Balance at December 31, 2021	—	$—	49,582,638	$5	$1,472,421	$(1,274)	$(516,727)	$954,425

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(236,551)	$(157,292)	$(72,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	58,557	64,163	12,706
Depreciation	1,209	875	492
Accretion of premium (discount) on marketable securities	5,333	1,261	(1,357)
Amortization of right-of-use operating lease asset	2,758	1,518	1,087
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,855)	(2,374)	(5,229)
Accounts payable	429	3,549	903
Accrued expenses and other current liabilities	13,319	3,655	522
Accrued compensation	3,916	1,852	5,323
Net cash used in operating activities	(153,885)	(82,793)	(57,684)

Investing activities
Purchases of marketable securities	(439,230)	(618,973)	(432,173)
Sales and maturities of marketable securities	447,119	410,205	72,838
Purchases of property and equipment	(2,427)	(1,264)	(1,744)
Net cash provided by (used in) investing activities	5,462	(210,032)	(361,079)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	—	—	175,151
Proceeds from issuance of common stock in public offerings, net of offering costs	—	785,469	189,505
Proceeds from issuance of common stock under equity incentive plans	24,004	13,269	1,339
Net cash provided by financing activities	24,004	798,738	365,995

Net (decrease) increase in cash, cash equivalents and restricted cash	(124,419)	505,913	(52,768)
Cash, cash equivalents and restricted cash at the beginning of period	554,174	48,261	101,029
Cash, cash equivalents and restricted cash at the end of period	$429,755	$554,174	$48,261

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$1	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$—	$—	$490
Operating lease liabilities arising from obtaining right-of-use assets	$4,007	$—	$5,554

See accompanying notes.

TURNING POINT THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization

Description of Business

Turning Point Therapeutics, Inc. (the Company) was organized in October 2013, and commenced operations in 2014. The Company is a clinical-stage precision oncology biopharmaceutical company designing and developing novel therapies that target genetic drivers of cancer to improve the lives of patients. The Company’s principal operations are in the United States and the Company operates in one segment, with its headquarters in San Diego, California.

The Company’s primary activities since inception have been to build infrastructure, conduct research and development, including clinical trials, perform business and financial planning, and raise capital.

Liquidity

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

The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Use of Estimates

The preparation of the Company's financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to determining the standalone selling prices (SSP) of performance obligations associated with license and collaboration arrangements, accrued research and development expenses and stock-based compensation expenses. The Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable. Actual results may differ materially from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

Revenue Recognition

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

The transaction price is then determined and allocated to the identified performance obligations in proportion to their SSP on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of checking, savings, and money market balances. The Company places its cash and cash equivalents with high credit quality financial institutions. All of the Company’s cash and cash equivalent balances are maintained at two financial institutions domiciled in the United States.

The following table presents a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets to the amounts shown in the statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$427,879	$554,101	$48,188
Restricted cash included in other assets	1,876	73	73
Total cash, cash equivalents and restricted cash	$429,755	$554,174	$48,261

Marketable Securities

The Company classifies all marketable securities as available for sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in other income, net. Realized gains and losses from the sale of available for sale securities, if any, are determined on a specific identification basis and are also included in other income, net. The Company’s marketable securities are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary.

Allowance for Credit Losses

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of December 31, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

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

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life; and

Level 3 — Unobservable inputs for assets or liabilities and include little or no market activity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Concentration of Credit Risk

Substantially all of the Company’s cash and cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2021, cash and cash equivalents and marketable securities totaling $981.3 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash and cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, the Company believes represent a minimal credit risk.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the assets, which ranges between three to seven years. Repairs and maintenance costs are charged to expense as incurred. Tenant improvements are stated at cost and depreciated over the shorter of the estimated useful life or the remaining life of the lease at the time the asset is placed into service.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its respective fair value. The Company did not recognize any impairment losses during the years ended December 31, 2021, 2020 and 2019.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The Company's incremental borrowing rate is determined based on the estimated rate of interest for collateralized borrowing over a similar term as the associated lease. ROU assets also include any lease payments made at or before lease commencement and any initial direct costs incurred, and exclude any lease incentives received.
The Company has elected to account for the lease and non-lease components as a single lease component for its leases. Variable lease payments are expensed as incurred.

The Company determines the lease term as the non-cancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheets.

Patent Costs

Legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of general and administrative expenses. As of December 31, 2021 and 2020, the Company has determined that these expenses have not met the criteria to be capitalized.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, legal, commercial and other administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting and tax-related services, insurance costs, recruiting costs, travel expenses and facility-related costs.

Research and Development Expenses and Accruals

Research and development costs are expensed as incurred. These costs consist primarily of employee-related expenses, including salaries and related benefits, travel and stock-based compensation for employees engaged in research and development functions; expenses incurred in connection with the preclinial and clinical development of drug candidates, including expenses incurred under the agreements with the CROs; the cost of consultants and contract manufacturing organizations that manufacture drug products for use in the preclinical studies and clinical trials; and facilities, depreciation and other expenses, including allocated expenses for rent and maintenance of facilities, insurance and supplies.

The Company accrues the expenses for its clinical trial activities performed by third-party vendors, including CROs and clinical sites, based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with associated agreements. The Company determines the estimates by reviewing contracts and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services pursuant to the contracts with the service providers and agreed-upon fees to be paid to identify services that have been performed on its behalf and estimate the level of service performed and the associated cost incurred for which it has not yet been invoiced.

The Company records the estimated costs for research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses and other current liabilities in the balance sheet and within research and development expense in the statement of operations and comprehensive loss. As actual costs become known, the Company will adjust its accrued expenses and other current liabilities. Payments for goods and services that will be used in future research and development activities are recorded as prepaid and other current assets and recognized as expense in the period when the goods are consumed or services are performed.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense for share-based awards based on the fair value of the award as measured at grant date. The fair value of restricted stock units (RSUs) and performance stock units (PSUs) granted is based on the Company’s closing stock price on the grant date. The fair value of stock options and employee stock purchase plan awards is estimated using the Black-Scholes option-pricing model. The determination of the estimated fair value of stock-based awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including the expected volatility of the Company’s stock price, the option's expected life, risk-free interest rate and expected dividend yield.

Expected Term — The Company uses the simplified method for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility — Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the stock options.

Expected Dividend Yield — The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero.

The estimated fair value of equity awards granted to employees and non-employee service providers are expensed over the requisite service period (generally the vesting term) on a straight-line basis, net of actual forfeitures when they occur.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, RSUs and PSUs. The Company excluded stock options to purchase common stock, RSUs and PSUs from the number of shares used to calculate diluted shares outstanding because the inclusion of these potentially dilutive securities would have been antidilutive.

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Year Ended December 31,
	2021	2020	2019
Common stock options	5,418,467	5,790,713	5,254,269
RSUs	358,760	21,500	—
PSUs	204,759	—	—
Total	5,981,986	5,812,213	5,254,269

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At December 31, 2021, marketable securities consisted of the following (in thousands):

	Maturity	Amortized	Unrealized
	in Years	Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$305,763	$1	$(1,006)	$304,758
U.S. Government agency securities	2 years or less	151,047	—	(180)	150,867
Non-U.S. Government agency securities	2 years or less	23,787	—	(49)	23,738
Corporate debt securities	2 years or less	74,391	5	(56)	74,340
Total marketable securities		$554,988	$6	$(1,291)	$553,703

At December 31, 2020, marketable securities consisted of the following (in thousands):

	Maturity	Amortized	Unrealized
	in Years	Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$113,662	$19	$(1)	$113,680
U.S. Government agency securities	2 years or less	173,583	100	—	173,683
Corporate debt securities	2 years or less	169,189	103	(27)	169,265
Commercial paper	Less than 1	111,779	—	—	111,779
Total marketable securities		$568,213	$222	$(28)	$568,407

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of December 31, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

4. Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and marketable securities, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of these items.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$232,813	$—	$—	$232,813
U.S. Treasuries	304,758	—	—	304,758
U.S. Government agency securities	—	150,867	—	150,867
Non-U.S. Government securities	—	23,738	—	23,738
Corporate debt securities	—	77,400	—	77,400
Commercial paper	—	191,130	—	191,130
Total cash equivalents and marketable securities	$537,571	$443,135	$—	$980,706

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$299,571	$—	$—	$299,571
U.S. Treasuries	113,680	—	—	113,680
U.S. Government agency securities	—	173,683	—	173,683
Corporate debt securities	—	180,718	—	180,718
Commercial paper	—	354,223	—	354,223
Total cash equivalents and marketable securities	$413,251	$708,624	$—	$1,121,875

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$3,368	$1,629
Computer equipment and software	1,283	956
Tenant improvements	1,468	1,108
Furniture and fixtures	358	357
Property and equipment	6,477	4,050
Less: accumulated depreciation	(2,655)	(1,446)
Property and equipment, net	$3,822	$2,604

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $0.9 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued research and development expenses	$23,497	$8,457
Accrued general and administrative expenses	1,655	682
Other current liabilities	148	44
Total	$25,300	$9,183

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

Pursuant to the terms of the Zai Repotrectinib Agreement, the Company received an upfront cash payment of $25.0 million in 2020 and is eligible to receive up to $151.0 million in development and sales milestone payments, consisting of up to $46.0 million of development milestones and up to $105.0 million of sales milestones. In addition, during the term of the Zai Repotrectinib Agreement, Zai is obligated to pay the Company tiered percentage royalties ranging from mid-to-high teens on annual net sales of the Repotrectinib Products in the Zai Territory, subject to adjustments in specified circumstances.

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

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020. The $0.7 million in consideration allocated to the clinical supply performance obligation was recognized when clinical trial material was shipped by the Company and Zai obtained control of the goods upon delivery, over the period of the obligation. During the year ended December 31, 2021, the Company recognized $0.8 million of revenue associated with the clinical supply performance obligation. The Company didn’t recognize any revenue associated with the clinical supply performance obligation during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company recognized $5.0 million of revenue upon the achievement of certain development milestones. The upfront payment received in 2020 and the development milestone payments received in 2021 were subject to foreign tax withholdings, which were recorded as general and administrative expense in the statements of operations and comprehensive loss.

The Company assessed and determined that there is no significant financing component associated with the Zai Repotrectinib Agreement.

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

Pursuant to the terms of the Zai Elzovantinib Agreement, the Company received an upfront cash payment of $25.0 million in the first quarter of 2021 and is eligible to receive up to $336.0 million in development and sales milestone payments, consisting of up to $121.0 million of development milestones and up to $215.0 million of sales milestones. In addition, during the term of the Zai Elzovantinib Agreement, Zai is obligated to pay the Company tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of the Elzovantinib Products in the Zai Territory, subject to adjustments in specified circumstances.

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

The Zai Elzovantinib Agreement will continue in effect until expiration of the last royalty term for a Elzovantinib Product in any region in the Zai Territory, where the royalty term for a Elzovantinib Product in a region continues until the later of (i) the expiry of the last-to-expire valid claim within Company’s patent rights that covers the Elzovantinib Product in such region in the Zai Territory; (ii) the expiry of the regulatory exclusivity for such Elzovantinib Product in such region; or (iii) the close of business of the day that is exactly 10 years after the date of the first commercial sale of such Elzovantinib Product in such region. Subject to the terms of the Zai Elzovantinib Agreement, Zai may terminate the Zai Elzovantinib Agreement for convenience by providing written notice to the Company, which termination will be effective following a prescribed notice period. In addition, the Company may terminate the Zai Elzovantinib Agreement under specified circumstances if Zai or certain other parties challenge the Company’s patent rights. Either party may terminate the Zai Elzovantinib Agreement for the other party’s uncured material breach of the Zai Elzovantinib Agreement, with a customary notice and cure period, for the other party’s insolvency or if the other party acquires a third party and the acquired party is engaged in activities with a competing product that is not divested or discontinued within a specified period. After termination (but not natural expiration), other than certain terminations by Zai for cause, the Company is entitled to retain a worldwide and perpetual license from Zai to exploit the Elzovantinib Products.

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

The Company delivered the license and technical know-how to Zai in the first quarter of 2021 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the first quarter of 2021. The upfront payment received was subject to foreign tax withholdings, which was recorded as general and administrative expense in the statements of operations and comprehensive loss. The $0.9 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods upon delivery, over the period of the obligation. As of December 31, 2021, the Company has not recognized any revenue associated with the clinical supply performance obligation under the Zai Elzovantinib Agreement.

The Company assessed and determined that there is no significant financing component associated with the Zai Elzovantinib Agreement.

8. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under lease agreements that expire in June 2023. One of the leases contains an option to extend the lease for five years, which was not included in the determination of the lease term as it was not reasonably certain that the Company would exercise this option.

As of December 31, 2021, the Company recorded $5.2 million as ROU assets, $3.6 million as current operating lease liabilities, and $2.0 million as non-current operating lease liabilities on its balance sheet. As of December 31, 2020, the Company recorded $3.4 million as ROU assets, $1.4 million as current operating lease liabilities and $2.4 million as non-current operating lease liabilities on its balance sheet.

Operating lease costs for the years ended December 31, 2021, 2020 and 2019 were $2.8 million, $1.5 million and $1.1 million, respectively. Variable lease costs representing the Company's share of the operating expenses and utility costs of the leased properties were $1.4 million, $1.2 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million, $1.6 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s operating leases had a weighted-average remaining lease term of 1.5 years and 2.6 years, and a weighted-average discount rate of 7.0% and 8.5%, as of December 31, 2021 and 2020, respectively.

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$3,898
2023	1,989
Total future minimum lease payments	5,887
Less: amounts representing interest	(308)
Total lease liability	$5,579
Remaining lease term	1.5 years

In May 2021, the Company entered into a lease agreement with HCP Callan Road, LLC for office and laboratory space for the Company’s future corporate headquarters, delivered in two phases. The term of the lease is approximately 11 years and nine months with an option by the Company to extend for an additional five years, and is currently expected to commence in May 2023. The lease term has an initial abatement period with respect to each phase and the initial base rent payable upon the Company's occupancy of both phases will be approximately $1.0 million per month following the end of the abatement period for each phase, which amount will increase by 3% per year over the lease term. The Company is also responsible for the payment of its share of the operating expenses for the building. The landlord will provide the Company with a tenant improvement allowance of up to $220 per square foot. As of December 31, 2021, total aggregate future lease commitments under the lease were approximately $165.9 million.

In connection with the lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.8 million, which was delivered in May 2021 and is included in other assets in the Company’s balance sheets.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock. As of December 31, 2021, the Company had not yet sold any shares of common stock under the ATM facility.

2019 Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year through January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. On January 1, 2021, the Company added 1,947,141 shares to the Plan. As of December 31, 2021, the Plan had 3,215,165 total shares available for issuance.

Stock Options

Stock options expire within a period of not more than ten years from the date of grant. Initial option grants to employees typically vest 25% on the first anniversary of the original vesting date and monthly thereafter over a three-year period and expire three months after employee termination. Subsequent option grants to employees and grants to non-employees typically vest monthly over a four-year period.

The following table summarizes stock option activity under the Plan for the year ended December 31, 2021:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	5,790,713	$34.97	8.4	$503,114
Options granted	1,198,486	$97.44
Options exercised	(850,952)	$26.07
Options forfeited or cancelled	(719,780)	$57.64
Balance as of December 31, 2021	5,418,467	$47.17	7.5	$91,794

Options vested and exercisable as of December 31, 2021	2,698,520	$29.18	6.7	$70,798

The weighted-average grant-date fair value of options granted to employees was $66.72, $46.00 and $21.66 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, total unrecognized compensation expense related to unvested options was $114.6 million, which is expected to be recognized over a weighted average term of 2.30 years. The total intrinsic value of stock options exercised in 2021, 2020 and 2019 was $59.7 million, $113.8 million and $12.7 million, respectively.

The fair values of the stock options granted during 2021, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.88%	1.15%	2.13%
Volatility	80.1%	79.5%	79.8%
Expected term (in years)	6.06	6.07	6.05
Dividend yield	—	—	—

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Plan for the year ended December 31, 2021:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	21,500	$59.94	$2,620
Granted	373,982	$93.44
Vested	(5,375)	$59.94
Forfeited	(31,347)	$125.93
Outstanding as of December 31, 2021	358,760	$89.09	$17,113

As of December 31, 2021, total unrecognized compensation related to RSUs granted was $26.9 million, which is expected to be recognized over a weighted-average period of approximately 3.10 years. The total fair value of RSUs vested in 2021 was $0.4 million. There were no RSUs vested in 2020 and 2019.

Performance Stock Units

The Company grants PSUs that vest based on the achievement of certain predefined Company-specific performance criteria. The fair value of PSUs is estimated based on the closing price of the Company’s common stock on the date of grant. The Company recognizes expense in proportion to the number of PSUs that are deemed probable of vesting, based on the Company’s evaluation of the respective performance-based criteria, at each reporting date.

The following table summarizes performance stock unit activity under the Plan for the year ended December 31, 2021:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2021	—	$—	$—
Granted	241,365	$122.84
Vested	—	$—
Forfeited	(36,606)	$136.82
Outstanding as of December 31, 2021	204,759	$120.34	$9,767

As of December 31, 2021, the Company does not estimate that the achievement of any performance-based criteria is probable. During the year ended December 31, 2021, there were no PSUs vested and the Company did not recognize any share-based compensation expense related to the PSUs.

2019 Employee Stock Purchase Plan

In April 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the ESPP). The ESPP became effective immediately prior to the date of the underwriting agreement related to the Company’s initial public offering. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. As of December 31, 2021, 202,046 shares of common stock were available for purchase under the ESPP.

As of December 31, 2021, unrecognized compensation expense related to the ESPP was $4.2 million.

The assumptions used for the years ended December 31, 2021, 2020 and 2019 and the resulting estimates of weighted-average fair value per share for stock purchased under the ESPP were as follows:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.04 - 0.66%	0.08 – 0.19%	1.55 - 2.13%
Volatility	69.2 - 80.1%	79.7 - 91.6%	70.6 - 76.2%
Expected term (in years)	0.50 - 2.00	0.50 - 2.00	0.50 - 2.00
Dividend yield	—	—	—

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

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718). The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because without Board approval, these stock options would have been forfeited on the date of resignation. As a result of these modifications the Company recognized $5.6 million in stock-based compensation expense in the first quarter of 2021 in general and administrative expenses in the statements of operations and comprehensive loss.

On January 9, 2020, the Company entered into a Transition Separation and Consulting Agreement (the Transition Agreement) with the Company’s former Chief Scientific Officer (CSO), Dr. Jingrong Jean Cui. In connection with the Transition Agreement, Dr. Cui resigned from her position as CSO effective January 31, 2020 and thereafter agreed to serve as a consultant to the Company on an as needed basis until June 30, 2020. In accordance with the terms of the Transition Agreement, the Company recorded $1.2 million in expense during the first quarter of 2020 representing the cash severance that was paid to Dr. Cui during 2020. The terms of the Transition Agreement allowed Dr. Cui to continue to vest her outstanding options through to the end of the consulting period on June 30, 2020. At the termination of the consulting period, Dr. Cui immediately received an additional eighteen months vesting of her stock options. In addition, the Company extended Dr. Cui’s period to exercise her vested stock options from 90 days to 12 months from the date of the termination of the consulting period.

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718. The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because pursuant to Dr. Cui’s existing employment agreement as of her resignation date, these stock options would have been forfeited on the date of termination. As a result of these modifications, the Company recognized $31.4 million in stock-based compensation expense in the first quarter of 2020. Because the services performed during the consulting period were considered nonsubstantive, the Company recognized the full $31.4 million in stock-based compensation expense on the date of the modification and presented this amount in general and administrative expenses in the statement of operations and comprehensive loss.

Stock-Based Compensation Expense

Stock-based compensation expense recognized is presented in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$27,255	$15,539	$6,075
General and administrative	31,302	48,624	6,631
Total stock-based compensation expense	$58,557	$64,163	$12,706

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

	December 31,
	2021	2020
Common stock options outstanding	5,418,467	5,790,713
PSUs outstanding	204,759	—
RSUs outstanding	358,760	21,500
Shares available for issuance under the Plan	3,215,165	2,294,124
Shares available for purchase under ESPP	202,046	249,817
Total	9,399,197	8,356,154

10. Defined Contribution Benefit Plan

The Company sponsors a 401(k) retirement plan, in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company has recorded as expense $1.4 million, $0.8 million and $0.5 million in matching contributions for the years ended December 31, 2021, 2020 and 2019, respectively.

11. Income Taxes

No provision for federal or state income taxes has been recorded for the years ended December 31, 2021, 2020 and 2019, other than the $800 annual tax for C corporations paid to the state of California.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax computed at federal statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	1.3	(1.7)	1.6
Research and development tax credits	4.1	2.5	1.6
Orphan drug tax credit	3.7	4.4	6.8
Other	—	(0.1)	—
Valuation allowance	(30.1)	(26.1)	(31.0)
Effective income tax rate	—%	—%	—%

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$93,247	$47,411
Research and development credits	15,058	5,415
Orphan drug credit	24,476	15,622
Accrued liabilities	2,576	1,552
Right-of-use asset	1,172	802
Stock-based compensation expense	12,339	6,386
Other, net	12	2
Total deferred tax assets	148,880	77,190
Deferred tax liabilities
Fixed assets	(91)	(124)
Lease liabilities	(1,084)	(705)
	(1,175)	(829)
Total	147,705	76,361
Less: valuation allowance	(147,705)	(76,361)
Net deferred tax assets	$—	$—

The valuation allowance increased by $71.3 million during the year ended December 31, 2021.

Due to the uncertainties surrounding the realization of deferred tax assets, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

At December 31, 2021, the Company has federal and state net operating loss (NOLs) carryforwards of approximately $444.0 million and $112.0 million, respectively. Certain federal and state tax loss carryforwards will begin to expire in 2033 if not utilized. Approximate $423.0 million and $0.8 million of federal and state NOLs will carryforward indefinitely. At December 31, 2021, the Company has federal and state research and development tax credits of approximately $9.8 million and $10.4 million, respectively. At December 31, 2021, the Company has federal Orphan Drug tax credits of approximately

$31.4 million. If not utilized, the federal research and development tax credit will begin to expire in 2035 and the Orphan Drug credit will begin to expire in 2037. The California research and development tax credit can be carried forward indefinitely.

Pursuant to Internal Revenue Code sections 382 and 383, use of the Company’s net operating loss and research and development tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 31, 2020. The Company experienced ownership changes in 2013, 2015, 2017 and 2020, the ownership changes did not result in a forfeiture of tax attributes.

Total unrecognized income tax benefits related to California net operating losses, federal and California research and development and federal Orphan drug tax credit carryforwards were approximately $20.0 million at December 31, 2021. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes. As of December 31, 2021, the Company has no accrual for interest and penalties related to unrecognized tax benefits. There are no unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate due to valuation allowances. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2021 and 2020, the unrecognized tax benefits recorded were approximately $20.1 million and $16.5 million, respectively. Approximately $17.7 million of the unrecognized tax benefits would reduce our annual effective tax rate, if recognized, subject to the valuation allowance. It is not anticipated that there will be significant change in the unrecognized tax benefits over the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Beginning balance	$16,473	$14,825
Additions (reductions) for tax positions taken in prior years	56	(869)
Additions (reductions) for tax positions taken in current year	3,600	2,517
Ending balance	$20,129	$16,473

The Company files income tax returns in the United States federal jurisdiction, California and in Florida, and the tax returns filed for the years 2015 through 2020 have not been examined and the applicable statutes of limitation have not expired with respect to those returns. Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.