Form 10-Q
period 2022-03-31
Turning Point Therapeutics, Inc.
filed 2022-05-10
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 49,666,288 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	March 31,	December 31,
	2022	2021
Assets	Unaudited
Current assets:
Cash and cash equivalents	$309,532	$427,879
Marketable securities	608,655	553,703
Prepaid and other current assets	9,244	10,880
Total current assets	927,431	992,462
Property and equipment, net	3,875	3,822
Right-of-use lease assets	5,439	5,158
Other assets	2,041	2,021
Total assets	$938,786	$1,003,463
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$7,610	$5,656
Accrued expenses and other current liabilities	27,632	25,300
Accrued compensation	6,363	12,503
Current portion of operating lease liabilities	3,961	3,630
Total current liabilities	45,566	47,089
Operating lease liabilities, long-term	1,873	1,949
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, zero shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 49,664,473 and 49,582,638 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,487,906	1,472,421
Accumulated other comprehensive loss	(5,392)	(1,274)
Accumulated deficit	(591,172)	(516,727)
Total stockholders' equity	891,347	954,425
Total liabilities and stockholders’ equity	$938,786	$1,003,463

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$429	$25,205
Operating expenses:
Research and development	55,050	41,263
General and administrative	20,314	19,991
Total operating expenses	75,364	61,254
Loss from operations	(74,935)	(36,049)
Other income, net	490	545
Net loss	(74,445)	(35,504)
Unrealized loss on marketable securities, net of tax	(4,118)	(186)
Comprehensive loss	$(78,563)	$(35,690)
Net loss per share, basic and diluted	$(1.50)	$(0.73)
Weighted-average common shares outstanding, basic and diluted	49,611,492	48,920,403

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	49,582,638	$5	$1,472,421	$(1,274)	$(516,727)	$954,425
Issuance of common stock under equity incentive plans	81,835	—	396	—	—	396
Stock-based compensation expense	—	—	15,089	—	—	15,089
Net loss	—	—	—	—	(74,445)	(74,445)
Other comprehensive loss	—	—	—	(4,118)	—	(4,118)
Balance at March 31, 2022	49,664,473	$5	$1,487,906	$(5,392)	$(591,172)	$891,347

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	48,678,540	$5	$1,389,860	$209	$(280,176)	$1,109,898
Issuance of common stock under equity incentive plans	438,500	—	9,679	—	—	9,679
Stock-based compensation expense	—	—	17,278	—	—	17,278
Net loss	—	—	—	—	(35,504)	(35,504)
Other comprehensive loss	—	—	—	(186)	—	(186)
Balance at March 31, 2021	49,117,040	$5	$1,416,817	$23	$(315,680)	$1,101,165

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(74,445)	$(35,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,089	17,278
Depreciation	393	253
Accretion of premium on marketable securities	893	1,400
Amortization of right-of-use operating lease asset	861	380
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,636	1,036
Other assets	(20)	—
Accounts payable	1,954	1,542
Accrued expenses and other liabilities	1,448	2,690
Accrued compensation	(6,140)	(4,723)
Net cash used in operating activities	(58,331)	(15,648)

Investing activities
Purchases of marketable securities	(134,783)	(160,650)
Sales and maturities of marketable securities	74,818	81,862
Purchases of property and equipment	(447)	(143)
Net cash used in investing activities	(60,412)	(78,931)

Financing activities
Proceeds from issuance of common stock under equity incentive plans	396	9,679
Net cash provided by financing activities	396	9,679

Net decrease in cash, cash equivalents and restricted cash	(118,347)	(84,900)
Cash, cash equivalents and restricted cash at the beginning of period	429,755	554,174
Cash, cash equivalents and restricted cash at the end of period	$311,408	$469,274

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$42	$16
Operating lease liabilities arising from obtaining right-of-use assets	$1,142	$—

See accompanying notes.

Turning Point Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1. Organization

Description of Business

Turning Point Therapeutics, Inc. (the Company) was organized in October 2013 and commenced operations in 2014. The Company is a clinical-stage precision oncology company designing and developing novel targeted therapies for cancer treatment. The Company’s principal operations are in the United States and the Company operates in one segment with its headquarters in San Diego, California.

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

The COVID-19 pandemic and ongoing geopolitical events continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption occurs, the Company could experience an inability to access additional capital.

The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited condensed financial statements and notes thereto include all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

Cash, Cash Equivalents and Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash to the amounts shown in the unaudited condensed statements of cash flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$309,532	$469,167
Restricted cash included in other assets	1,876	107
Total cash, cash equivalents and restricted cash	$311,408	$469,274

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalent and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2022, cash, cash equivalents and marketable securities totaling $917.9 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash, cash equivalents and marketable securities are invested in short term, high credit quality securities, and as a result, the Company believes represent a minimal credit risk.

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

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Three Months Ended March 31,
	2022	2021
Common stock options	6,246,784	5,581,907
RSUs	727,643	162,165
PSUs	275,649	176,675
Total	7,250,076	5,920,747

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At March 31, 2022, marketable securities consisted of the following (in thousands):

	Maturity	Amortized	Unrealized
	in Years	Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$372,647	$4	$(4,206)	$368,445
U.S. Government agency securities	2 years or less	125,331	—	(679)	124,652
Non-U.S. Government agency securities	2 years or less	13,709	—	(156)	13,553
Corporate debt securities	2 years or less	88,453	8	(344)	88,117
Commercial paper	Less than 1	13,888	—	—	13,888
Total marketable securities		$614,028	$12	$(5,385)	$608,655

At December 31, 2021, marketable securities consisted of the following (in thousands):

	Maturity	Amortized	Unrealized
	in Years	Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$305,763	$1	$(1,006)	$304,758
U.S. Government agency securities	2 years or less	151,047	—	(180)	150,867
Non-U.S. Government agency securities	2 years or less	23,787	—	(49)	23,738
Corporate debt securities	2 years or less	74,391	5	(56)	74,340
Total marketable securities		$554,988	$6	$(1,291)	$553,703

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of March 31, 2022 and December 31, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

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

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to the short-term nature of these items.

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$149,746	$—	$—	$149,746
U.S. Treasuries	368,445	—	—	368,445
U.S. Government agency securities	—	124,652	—	124,652
Non-U.S. Government securities	—	13,553	—	13,553
Corporate debt securities	—	88,117	—	88,117
Commercial paper	—	172,807	—	172,807
Total cash equivalents and marketable securities	$518,191	$399,129	$—	$917,320

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$232,813	$—	$—	$232,813
U.S. Treasuries	304,758	—	—	304,758
U.S. Government agency securities	—	150,867	—	150,867
Non-U.S. Government securities	—	23,738	—	23,738
Corporate debt securities	—	77,400	—	77,400
Commercial paper	—	191,130	—	191,130
Total cash equivalents and marketable securities	$537,571	$443,135	$—	$980,706

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$3,611	$3,368
Computer equipment and software	1,347	1,283
Tenant improvements	1,557	1,468
Furniture and fixtures	403	358
Property and equipment	6,918	6,477
Less: accumulated depreciation	(3,043)	(2,655)
Property and equipment, net	$3,875	$3,822

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$25,454	$23,497
Accrued general and administrative expenses	1,986	1,655
Other current liabilities	192	148
Total	$27,632	$25,300

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

The Company delivered the license and technical know-how to Zai in the third quarter of 2020 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the third quarter of 2020. The $0.7 million in consideration allocable to the clinical supply performance obligation was recognized when clinical trial material was shipped by the Company and Zai obtained control of the goods upon delivery, over the period of the obligation. In the second quarter of 2021, the Company recognized $5.0 million of revenue upon the achievement of certain development milestones. The upfront payment received in 2020 and the development milestone payments received in 2021 were subject to foreign tax withholdings, which was recorded as general and administrative expense.

For the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $0.2 million, respectively, of revenue associated with the clinical supply performance obligation.

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

The Company delivered the license and technical know-how to Zai in the first quarter of 2021 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the first quarter of 2021. The upfront payment received was subject to foreign tax withholdings, which was recorded as general and administrative expense. The $0.9 million in consideration allocable to the clinical supply performance obligation will be recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods upon delivery, over the period of the obligation. As of March 31, 2022, the Company has not recognized any revenue associated with the clinical supply performance obligation under the Zai Elzovantinib Agreement.

The Company assessed and determined that there is no significant financing component associated with the Zai Elzovantinib Agreement.

8. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under lease agreements with remaining lease terms ranging from 1.4 years to 2 years. One of the leases contains an option to extend the lease for five years, which was not included in the determination of the lease term as it was not reasonably certain that the Company would exercise this option.

As of March 31, 2022, the Company recorded $5.4 million as right-of-use (ROU) assets, $4.0 million as current operating lease liabilities, and $1.9 million as non-current operating lease liabilities on its balance sheet. As of December 31, 2021, the Company recorded $5.2 million as ROU assets, $3.6 million as current operating lease liabilities and $2.0 million as non-current operating lease liabilities on its balance sheet.

Operating lease costs for the three months ended March 31, 2022 and 2021 were $1.0 million and $0.4 million, respectively. Variable lease costs representing the Company’s share of the operating expenses and utility costs of the leased properties were $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

The Company’s operating leases had a weighted-average remaining lease term of 1.5 years as of March 31, 2022 and December 31, 2021, respectively, and a weighted-average discount rate of 5.5% and 7.0% as of March 31, 2022 and December 31, 2021, respectively.

Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

2022 (remaining)	$3,118
2023	2,886
2024	54
Total future minimum lease payments	6,058
Less: amounts representing interest	(224)
Total lease liability	$5,834

In May 2021, the Company entered into a lease agreement with HCP Callan Road, LLC for office and laboratory space for the Company’s future corporate headquarters, delivered in two phases. The term of the lease is approximately 11 years and nine months with an option by the Company to extend for an additional five years, and is currently expected to commence in May 2023. The lease term has an initial abatement period with respect to each phase and the initial base rent payable upon the Company's occupancy of both phases will be approximately $1.0 million per month following the end of the abatement period for each phase, which amount will increase by 3% per year over the lease term. The Company is also responsible for the payment of its share of the operating expenses for the building. Pursuant to the terms of the lease agreement, the landlord will provide the Company with a tenant improvement allowance of up to $220 per square foot. As of March 31, 2022, total aggregate future lease commitments under the lease were approximately $165.9 million. As of March 31, 2022, the Company had not taken control of the space. Accordingly, no ROU asset or lease liability related to the lease has been recorded.

In connection with the lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.8 million, which was delivered in May 2021 and is included in other assets in the Company’s condensed balance sheets.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock. As of March 31, 2022, the Company had not yet sold any shares of common stock under the ATM facility.

2019 Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year through

January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. On January 1, 2022, the Company added 1,983,306 shares to the Plan. At March 31, 2022, the Plan had 3,848,546 total shares available for issuance.

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

The following table summarizes stock option activity under the Plan for the periods presented:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	5,418,467	$47.17	7.5	$91,794
Options granted	1,246,164	$37.59
Options exercised	(51,772)	$7.65
Options forfeited or cancelled	(366,075)	$64.19
Balance as of March 31, 2022	6,246,784	$44.59	7.5	$41,881

Options vested and exercisable as of March 31, 2022	3,004,222	$31.98	6.3	$35,898

The weighted-average grant-date fair value of options granted to employees was $25.13 and $91.68 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total unrecognized compensation expense related to unvested options was $113.0 million, which is expected to be recognized over a weighted-average term of 2.7 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $1.2 million and $44.3 million, respectively.

The fair values of the stock options granted during the three months ended March 31, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.85%	0.68%
Volatility	75.7%	80.6%
Expected term (in years)	6.08	6.07
Dividend yield	—	—

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Plan for the periods presented:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	358,760	$89.09	$17,113
Granted	465,601	$37.67
Vested	(30,063)	$135.11
Forfeited	(66,655)	$67.44
Outstanding as of March 31, 2022	727,643	$56.27	$19,537

As of March 31, 2022, total unrecognized compensation related to RSUs granted was $36.5 million, which is expected to be recognized over a weighted-average period of approximately 3.4 years. The total fair value of RSUs vested during the three months ended March 31, 2022 was $1.1 million. There were no RSUs vested during the three months ended March 31, 2021.

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

The following table summarizes performance stock unit activity under the Plan for the periods presented:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	204,759	$120.34	$9,767
Granted	107,747	$37.74
Vested	—	$—
Forfeited	(36,857)	$111.03
Outstanding as of March 31, 2022	275,649	$89.30	$7,401

As of March 31, 2022, the Company does not estimate that the achievement of any performance-based criteria is probable. To date, there have been no PSUs that have vested and the Company has not recognized any stock-based compensation expense related to the PSUs.

2019 Employee Stock Purchase Plan

The Company adopted an employee stock purchase plan in 2019 (the ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. Under the ESPP, eligible employees may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. As of March 31, 2022, a total of 202,046 shares of common stock were available for purchase under the ESPP.

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

The Company determined that the modification to extend the term of vested stock options was a Type I modification pursuant to ASC 718, Compensation – Stock Compensation (ASC 718). The acceleration of the vesting of the unvested stock options was deemed a Type III modification pursuant to ASC 718, because without Board approval, these stock options would have been forfeited on the date of resignation. As a result of these modifications the Company recognized $5.6 million of stock-based compensation expense in the first quarter of 2021 in general and administrative expenses in the condensed statements of operations and comprehensive loss.

Stock-Based Compensation Expense

Stock-based compensation expense recognized is presented in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$7,247	$6,002
General and administrative	7,842	11,276
Total stock-based compensation expense	$15,089	$17,278

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

March 31,
2022
Options to purchase common stock	6,246,784
PSUs outstanding	275,649
RSUs outstanding	727,643
Options to purchase common stock available for issuance under the Plan	3,848,546
Shares available for purchase under ESPP	202,046
Total	11,300,668

10. Subsequent Event

On May 4, 2022, the Company entered into a license agreement (the LaNova License Agreement) with LaNova Medicines Limited (LaNova) for an exclusive, royalty-bearing license to intellectual property related to LM-302, a clinical stage anti-Claudin18.2 antibody drug conjugate (the LaNova Product), on a worldwide basis excluding Greater China and South Korea (the Company Territory). Under the LaNova License Agreement, the Company has the exclusive right to research, develop, use, register, offer for sale, import and otherwise commercialize the LaNova Product in the Company Territory and non-exclusive rights to manufacture the LaNova Product worldwide in support of activities in the Company Territory.

Pursuant to the LaNova License Agreement, the Company will pay LaNova an upfront cash payment of $25.0 million and may be obligated to pay milestone payments, which include up to $195.0 million in development and regulatory milestones and up to $880.0 million in sales milestones, and tiered royalty payments based on percentages (ranging from the mid-single digits to the mid-teens) of net sales (subject to customary deductions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 28, 2022.

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

Overview

We are a clinical-stage precision oncology company designing and developing novel targeted therapies for cancer treatment. We have developed a macrocycle platform from which we designed our current pipeline of proprietary small, compact tyrosine kinase inhibitors (TKIs) with rigid structures that have the potential to bind to their targets with greater precision and affinity than other kinase inhibitors. Our drug discovery approach integrates tumor biology with structure-based drug design to develop a new generation of orally available proprietary agents that we believe will have the potential to address important unmet medical needs for patients.

Repotrectinib

Our lead drug candidate, repotrectinib, is being evaluated in an ongoing Phase 1/2 clinical trial called TRIDENT-1 for the treatment of patients with ROS1+ advanced non-small cell lung cancer (NSCLC) and patients with NTRK+ advanced solid tumors. The U.S. Food and Drug Administration (FDA) has granted repotrectinib breakthrough therapy designations (i) for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI; (ii) for the treatment of patients with ROS1+ metastatic NSCLC who have been previously treated with one ROS1 TKI and who have not received prior platinum-based chemotherapy; and (iii) for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK TKIs, with or without prior chemotherapy, and have no satisfactory alternative treatments. In addition, the FDA has granted repotrectinib orphan drug designation for the treatment of advanced NSCLC with adenocarcinoma histology; and four fast track designations for the treatment of patients with: (1) ROS1+advanced NSCLC who have not been previously treated with a ROS1 TKI; (2) ROS1+ advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (3) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy; and (4) NTRK+ advanced solid tumors who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs.

Our multi-cohort Phase 2 registrational portion of TRIDENT-1 is ongoing at sites in North America, Europe and the Asia-Pacific regions. The Phase 2 portion of TRIDENT-1 is a registrational trial for potential approval in ROS1+ advanced NSCLC and NTRK+ advanced solid tumors. In the second quarter of 2021 we reached enrollment of 50 patients pooled from the Phase 1 and Phase 2 portions of the TRIDENT-1 study in EXP-1 and in the first quarter of 2022 we reached enrollment of 60 patients from the Phase 2 portion of the TRIDENT-1 study in EXP-4 and 40 patients from the Phase 2 portion of the TRIDENT-1 study in EXP-6. Enrollment is ongoing in all cohorts in the study. We reported topline blinded independent central review (BICR) data from all of the ROS1+ NSCLC cohorts from the Phase 1/2 TRIDENT-1 study in April 2022. The primary objective of the TRIDENT-1 study is to determine the confirmed objective response rate (cORR) based on BICR as assessed by RECIST 1.1, and the key secondary objectives include duration of response (DOR), progression free survival (PFS) and intracranial activity.

As of the February 11, 2022 data cutoff date, the data include the following findings:

•
In the ROS1+ TKI-naïve advanced NSCLC patients (EXP-1: n=71), the cORR was 79%, with four patients achieving a complete response (CR) and 52 patients achieving a partial response (PR). The cORR does not include one patient in an unconfirmed partial response (uPR) with tumor regression of -38% on the last scan, who remained on treatment awaiting the next scan as of the data cutoff date. DOR ranged from 1.4+ to 35.1+ months and PFS ranged from 0+ to 40.4+ months.
•
In the ROS1+ advanced NSCLC population pretreated with one prior TKI and prior platinum-based chemotherapy (EXP-2: n=26), the cORR was 42%, with 1 patient achieving a CR and 10 patients achieving a PR. DOR ranged from 3.6 to 18.3+ months.
•
In the ROS1+ advanced NSCLC population pretreated with two prior TKIs without prior chemotherapy (EXP-3: n=18), the cORR was 28%, with 1 patient achieving a CR and 4 patients achieving a PR. DOR ranged from 1.9+ to 20.3+ months.
•
In the ROS1+ advanced NSCLC population pretreated with one prior TKI without prior chemotherapy (EXP-4: n=56), the cORR was 36%, with 4 patients achieving a CR and 16 patients achieving a PR. The cORR does not include two patients with an uPR who both had tumor regressions of -47% on their last scans, both of whom remained on treatment awaiting their next scans as of the data cutoff date. DOR ranged from 1.9+ to 17.8 months.
•
Across the ROS1+ TKI-pretreated advanced NSCLC population (EXP-2, EXP-3 and EXP-4), 17 patients had an identified ROS1 G2032R solvent front mutation detected, of which the cORR was 59%, with 1 patient achieving a CR and 9 patients achieving a PR. DOR ranged from 1.9+ to 20.3+ months.
•
Repotrectinib was generally well tolerated in a total of 380 patients with a safety and tolerability profile that was consistent with previously reported findings. The most commonly reported treatment emergent adverse event was dizziness, of which 76% of patients who reported dizziness had a maximum severity of grade 1.

We anticipate discussing the BICR data with the FDA at a pre-new drug application (NDA) meeting in the second quarter of 2022, and we plan on providing a detailed update, including intracranial activity, from the ROS1+ advanced NSCLC cohorts of the TRIDENT-1 study at an upcoming medical conference in the second half of 2022. We also anticipate reporting additional data from patients with NTRK+ advanced solid tumors in the second half of 2022. We plan to conduct a pre-NDA meeting with the FDA in the first quarter of 2023 to discuss topline BICR results from 40 patients from the NTRK+ TKI pre-treated patient cohort (EXP-6) and at least 30 patients from the NTRK+ TKI-naïve patient cohort (EXP-5) with responders having at least six months of follow-up.

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

We have completed enrollment into the 60 mg QD to 60 mg BID intermediate dose level cohort within the dose escalation portion of SHIELD-1. In parallel, we continue to enroll patients in the Phase 1 dose expansion portion of the study at 40 mg QD to 40 mg BID. We anticipate providing a clinical data update from the Phase 1 SHIELD-1 study in the second half of 2022. We also anticipate initiating the planned Phase 2 portion of SHIELD-1 in the second half of 2022 pending feedback from the FDA on data from the intermediate dose level.

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

TPX-0046

The Phase 1 dose-finding portion of our Phase 1/2 SWORD-1 clinical trial of our RET inhibitor, TPX-0046, in patients with advanced solid tumors harboring RET genetic alterations is ongoing at sites in North America and the Asia-Pacific regions. The trial is designed to enroll TKI-naïve and TKI-pretreated patients with RET-altered non-small-cell lung, thyroid, and other advanced cancers in multiple cohorts to assess safety, tolerability, pharmacokinetics and preliminary clinical activity of TPX-0046, in a Phase 1 dose-finding portion, followed by multiple Phase 1 dose expansion cohorts after determination of the recommended Phase 2 dose. We are continuing to further characterize the pharmacokinetics, safety, and efficacy profile of TPX-0046 before determining the recommended Phase 2 dose.

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

We initiated our Phase 1/2 FORGE-1 study of TPX-0131 in patients with locally advanced or metastatic TKI-pretreated ALK-positive NSCLC in the second quarter of 2021. The study endpoints include safety and tolerability, determination of the maximum tolerated dose and/or the recommended Phase 2 dose, and objective response rate by RECIST 1.1. The dose-finding portion of the Phase 1/2 FORGE-1 study is ongoing. We anticipate providing early interim data from initial patients treated in the dose-finding portion of the FORGE-1 study in the fourth quarter of 2022 or early 2023.

TPX-4589 (LM-302)

On May 4, 2022, we entered into a license agreement (the LaNova License Agreement) with LaNova Medicines Limited (LaNova) for an exclusive, royalty-bearing license to intellectual property related to LM-302, a clinical stage anti-Claudin18.2 antibody drug conjugate (the LaNova Product), on a worldwide basis excluding Greater China and South Korea (the Company Territory). Under the LaNova License Agreement, we have the exclusive right to research, develop, use, register, offer for sale, import and otherwise commercialize the LaNova Product in the Company Territory and non-exclusive rights to manufacture the LaNova Product worldwide in support of activities in the Company Territory.

Pursuant to the LaNova License Agreement, we will pay LaNova an upfront cash payment of $25.0 million and may be obligated to pay milestone payments, which include up to $195.0 million in development and regulatory milestones and up to $880.0 million in sales milestones, and tiered royalty payments based on percentages (ranging from the mid-single digits to the mid-teens) of net sales (subject to customary deductions).

As part of the LaNova License Agreement, we also obtained the right of first negotiation for an exclusive license to develop, use, manufacture and commercialize other products containing components of the LaNova Product. In addition, we have the option to collaborate with LaNova on up to three additional antibody drug conjugate programs, initiated or proposed by either us or LaNova.

LM-302, now designated TPX-4589, is a potentially first-in-class anti-Claudin18.2 ADC that suppresses cell proliferation of gastric and pancreatic cell lines with nanomolar potency in preclinical models. It also has demonstrated efficacy in gastric and pancreatic cancer xenograft models. TPX-4589 is currently in Phase 1 clinical trials in both the U.S. and China, and the FDA has granted TPX-4589 two orphan drug designations for the treatment of pancreatic cancer and for the treatment of gastric cancer, including cancer of the gastroesophageal junction. The Phase 1 clinical trial in the U.S. is designed to evaluate the overall safety profile, pharmacokinetics, and preliminary efficacy and immunogenicity of TPX-4589 and includes a dose-finding portion followed by dose expansion in subjects with Claudin18.2+ advanced solid tumors who have progressed or are intolerant to standard therapy or for whom standard therapy is not available. We anticipate providing additional guidance on the clinical development plan for TPX-4589 by early 2023, as well as presenting preclinical data at an upcoming medical conference by early 2023.

Business Development and Pipeline Expansion

We will continue to engage in business development efforts to expand our portfolio where we can leverage our deep expertise in drug development and clinical trial execution in oncology. Our focus is to actively explore opportunities for acquisitions, partnerships, collaborations and license agreements for targeted therapy product candidates that would complement our strategic goals and R&D pipeline. We have evaluated a number of preclinical and clinical assets and platforms and continue to actively review opportunities.

Discovery Platform

Our approach to the discovery of new and potentially differentiated small-molecule drug candidates is to use a methodology anchored by our significant structure-based drug design expertise that exploits innovative protein-ligand interactions, coupled with a disciplined chemistry approach and deep enabling biology. We anticipate our internal and external exploration of oncology candidates will continue to include kinase targets and other oncogenic signaling proteins and pathways that address high unmet medical need. We currently have four internal discovery programs targeting aberrant GTPase signaling known to drive genomically defined cancers with significant unmet medical need. The most advanced programs target KRAS G12D and the p21 activated kinase, or “PAK” family. We are targeting the identification of two development candidates in the second half of 2022 with a goal to achieve at least one new IND per year beginning in 2023. We anticipate providing details on our other two GTPase signaling discovery programs in the second half of 2022.

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

We will continue to assess the duration, scope and severity of the COVID-19 pandemic and the existing and potential impacts on our business, operations and financial performance, and we will continue to work closely with our third-party vendors, CROs, collaborators and other parties in order to seek to advance our drug candidates as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Please refer to our Risk Factors in Part II, Item IA of this Quarterly Report for further discussion of risks related to the COVID-19 pandemic.

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of March 31, 2022, we had an accumulated deficit of $591.2 million. For the three months ended March 31, 2022 and for the year ended December 31, 2021, we incurred net losses of approximately $74.4 million and $236.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

To date, our operations have been financed primarily through the sale of common stock and convertible preferred stock. At March 31, 2022, we had $918.2 million of cash, cash equivalents and marketable securities.

In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of March 31, 2022, we had not yet sold any shares of our common stock under the ATM facility.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. The COVID-19 pandemic and ongoing geopolitical events continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption occurs, we could experience an inability to access additional capital. If we fail to raise capital or enter into such agreements we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as our license agreements with Zai Lab (Shanghai) Co., Ltd. (Zai) that we executed in July 2020 (the Zai Repotrectinib Agreement) and January 2021, which was amended in March 2021 (the Zai Elzovantinib Agreement, and together with the Zai Repotrectinib Agreement, the Zai License Agreements), we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai Repotrectinib Agreement, we recognized revenue of $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Under the Zai Elzovantinib Agreement, we recognized revenue of $25.0 million for the three months ended March 31, 2021. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

We expense research and development costs to operations as incurred. Nonrefundable advance payments for services in advance of the performance of the related research and development activities are recorded as prepaid assets and recognized as expense in the period when the services are performed.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses
Repotrectinib	$31,055	$23,690
Elzovantinib	7,397	5,808
TPX-0046	1,694	3,761
TPX-0131	3,442	3,032
Other research programs	11,462	4,972
Total research and development expenses	$55,050	$41,263

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
•
the impact of the COVID-19 pandemic and ongoing geopolitical events on our business, operations and financial condition;
•
delays in regulators or institutional review boards authorizing us or our investigators to commence our clinical trials or in our ability to negotiate agreements with clinical trial sites or CROs;
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

There have been no significant changes to our critical accounting policies and use of estimates from our disclosure reported in "Critical Accounting Policies, Significant Judgements and Estimates" in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as described in Note 2 to the interim unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenue	$429	$25,205	$(24,776)
Operating expenses:
Research and development	55,050	41,263	13,787
General and administrative	20,314	19,991	323
Total operating expenses	75,364	61,254	14,110
Loss from operations	(74,935)	(36,049)	(38,886)
Other income, net	490	545	(55)
Net loss	$(74,445)	$(35,504)	$(38,941)

Revenue

Revenue recognized during the three months ended March 31, 2022 was $0.4 million from the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory. Revenue recognized during the three months ended March 31, 2021 was $25.2 million, consisting of $25.0 million related to an upfront payment received under the Zai Elzovantinib Agreement and $0.2 million from the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory. We recognized the upfront payment as license revenue upon the delivery to Zai of the license and the associated technical know-how under the Zai Elzovantinib Agreement.

Research and Development Expenses

Research and development expenses increased $13.8 million to $55.1 million during the three months ended March 31, 2022 compared to $41.3 million during the three months ended March 31, 2021. The increase was primarily attributable to increased activities related to the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, discovery efforts and higher personnel-related expenses due to an increase in headcount. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $20.3 million during the three months ended March 31, 2022 compared to $20.0 million during the three months ended March 31, 2021. The increase was primarily attributable to higher personnel-related expenses as a result of increased employee headcount, facility-related costs and professional fees, including those associated with product launch readiness, partially offset by a decrease in stock-based compensation expense of $3.4 million. In the first quarter of 2021, we recorded a one-time charge of $5.6 million as stock-based compensation expense associated with the resignations of two board members and a $1.3 million foreign tax withholding expense related to the upfront payment received from Zai under the Zai Elzovantinib Agreement.

We anticipate that our general and administrative expenses will continue to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, net

Other income, net was $0.5 million during each of the three months ended March 31, 2022 and 2021, consisting of interest earned on our marketable securities and money market funds.

Liquidity and Capital Resources

At March 31, 2022, we had $918.2 million of cash, cash equivalents and marketable securities. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to fund current operations through the first half of 2024. Our cash, cash equivalents and marketable securities include money market funds, government agency securities, corporate debt, commercial paper and U.S. treasuries. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through March 31, 2022, we received net proceeds of approximately $1.3 billion from the issuance of common stock and convertible preferred stock and through stock option exercises.

In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of March 31, 2022, we had not yet sold any shares of our common stock under the ATM facility.

On May 4, 2022, we entered into the LaNova License Agreement with LaNova. Pursuant to the LaNova License Agreement, we will pay LaNova an upfront cash payment of $25.0 million and may be obligated to pay milestone payments, which include up to $195.0 million in development and regulatory milestones and up to $880.0 million in sales milestones, and tiered royalty payments based on percentages (ranging from the mid-single digits to the mid-teens) of net sales (subject to customary deductions).

Since inception, we have primarily devoted our resources to build infrastructure, conduct research and development, including clinical trials, perform business and financial planning, and raise capital. To fund future operations, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development activities, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We may seek to obtain additional financing in the future through equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. The COVID-19 pandemic and ongoing geopolitical events continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption occurs, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities and activities to support commercialization. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	(58,331)	(15,648)
Net cash used in investing activities	(60,412)	(78,931)
Net cash provided by financing activities	396	9,679

Operating Activities

Net cash used in operating activities was approximately $58.3 million in the first quarter of 2022, primarily due to spending on ongoing research and development activities related to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046, the Phase 1/2 clinical trial for TPX-0131, discovery efforts and general and administrative activities.

Net cash used in operating activities in the first quarter of 2021 was approximately $15.6 million, primarily due to spending on the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046 and the Phase 1/2 clinical trial for TPX-0131. Cash used to fund operations was partially offset by a $25.0 million upfront payment received under the Zai Elzovantinib Agreement.

Investing Activities

Net cash used in investing activities was approximately $60.4 million in the first quarter of 2022, consisting of approximately $60.0 million for the purchases (net of maturities) of marketable securities and approximately $0.4 million for the purchases of property and equipment. Net cash used in investing activities was approximately $78.9 million in the first quarter of 2021, primarily for the purchases (net of maturities) of marketable securities.

Financing Activities

Net cash provided by financing activities was approximately $0.4 million and $9.7 million in the first quarter of 2022 and 2021, respectively, from the sale of common stock to employees under our equity compensation plans.

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2022, cash, cash equivalents and marketable securities totaling $917.9 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash, cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk. If a 10% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others such as Zai, our licensee for repotrectinib and elzovantinib in Mainland China, Hong Kong, Macau and Taiwan (collectively, Greater China);
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

Our assumptions about the EXP-1 cohort to support a potential NDA for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI may not be accurate. We held a Type B meeting with the FDA in April 2021 during which we received feedback on next steps toward a potential NDA submission for repotrectinib for the treatment of ROS1+ metastatic NSCLC that has not been treated with a ROS1 TKI. The FDA’s guidance at that meeting may be subject to change, including on the basis of the topline results from this cohort. A change in the assumptions or FDA requirements for NDA acceptance for filing and approval may delay our development timelines.

Drug development involves a lengthy and expensive process. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of repotrectinib or our other drug candidates.*

We currently have five drug candidates in clinical development, and the risk of failure is high. We are unable to predict when or if our drug candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. In particular, the small number of patients and limited geographies in our early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Although we have observed encouraging preliminary objective response rates (ORRs) in the Phase 1 portion of our ongoing TRIDENT-1 clinical trial of repotrectinib, the primary objectives were to determine the safety, tolerability and maximum tolerated dose of repotrectinib and to determine a recommended Phase 2 dose and not to demonstrate efficacy. The assessments of efficacy from this portion of the clinical trial were not designed to demonstrate statistical significance and may not be predictive of the results of further clinical trials of repotrectinib. Additionally, the early interim data we reported from the Phase 2 portion of TRIDENT-1 in August 2020, January 2021 and October 2021 was only physician assessed data from subsets of patients and may not be predictive of the final results of the trial. Furthermore, the topline data we reported in April 2022 from the Phase 1 and Phase 2 portions of the TRIDENT-1 study may be subject to change following a more comprehensive review of the data and results, and as patient enrollment and treatment continues and more patient data become available. The preliminary interim data we reported from both our elzovantinib Phase 1 SHIELD-1 clinical trial in October 2020 and October 2021 and our TPX-0046 Phase 1 SWORD-1 clinical trial in April 2021, were only physician assessed data from patients enrolled in the dose escalation portions of each trial and may not be predictive of the final results of the trials or of any further trials of elzovantinib or TPX-0046.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize our drug candidates, including:

•
regulators or Institutional Review Boards (IRB)/Ethics Committees (EC) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
a facility manufacturing our drug candidates or any of their components being ordered by the FDA to temporarily or permanently shut down due to violations of the FDA’s Current Good Manufacturing Practices (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of drug candidates in the manufacturing process;
•
interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from a health epidemic or pandemic such as COVID-19 or from geopolitical actions;
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

development of TPX-0131 for the treatment of patients with ALK+ NSCLC; and development of TPX-4589 for the treatment of patients with Claudin18.2+ advanced solid tumors, indications for which approved and/or investigational drugs are competing for clinical trial participants. Patient enrollment is also affected by other factors, including:

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

The COVID-19 pandemic has and could adversely impact our business in the future, including our ongoing and planned clinical trials.*

Our business could be materially adversely affected by the effects of health epidemics. Health epidemics, such as the ongoing COVID-19 pandemic in the United States and in other countries in which we have planned or active clinical trial sites and where our third party manufacturers operate, has impacted and could impact our business and clinical trials in the future, including:

•
delays or difficulties in conducting research activities, including preclinical studies such as synthetic chemistry and toxicology studies, some of which are or could be conducted in geographic areas that have experienced rising rates of COVID-19;
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
•
refusal of regulatory authorities such as FDA or European Medicines Agency (EMA) to accept data from clinical trials in affected geographies; and
•
adverse impacts on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures and direct-to-patient study drug shipping. Such greater dependency on electronic monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks. However, despite these efforts, we have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient screening and enrollment. We may also experience delays or disruptions in trial data collection and analysis. These delays could have an adverse impact on our timelines and our business. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program and could have an adverse impact on our business. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and CROs that we may utilize may be impacted by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Accordingly, while we have not yet experienced material adverse effects to our business as a result of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and could have negative impact our business, financial condition and operating results.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary interim and topline data from the Phase 1 and Phase 2 portions of our repotrectinib TRIDENT-1 clinical trial, and the preliminary interim data from our elzovantinib Phase 1 SHIELD-1 clinical trial and from the Phase 1 portion of our TPX-0046 Phase 1/2 SWORD-1 clinical trial. The interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For our TRIDENT-1 data updates in August 2020, January 2021 and October 2021, we reported preliminary safety and efficacy data as assessed by trial investigators, or physician assessment, using standard RECIST 1.1 criteria. We also reported topline BICR data from all of the ROS1+NSCLC cohorts from the Phase 1/2 TRIDENT-1 study in April 2022. The topline data from TRIDENT-1, including related findings and conclusions, are subject to change following a more comprehensive review of the data related to the trial, and as the trial continues to enroll, treatment continues and more patient data becomes available.

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

If we are unable to successfully develop companion diagnostic tests for our drug candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.*

We are developing or plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our drug candidates for certain indications. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic drug candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these therapeutic drug candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic drug candidates may be adversely affected, these therapeutic drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. We have developed a prototype companion diagnostic that is being used as a clinical trial assay to confirm the presence of ROS1+ or NTRK+ gene fusions in patients in the Phase 2 portion of TRIDENT-1. We are also enrolling patients into the Phase 2 portion of TRIDENT-1 based on the results of select laboratory developed tests (LDTs) and other tests used by the clinical sites. There is no guarantee that the results obtained from such LDTs or other tests will be consistent with the results obtained from our prototype companion diagnostic. Any inconsistency may result in inclusion of patients with false positive test results that could adversely impact the results of the clinical trial and adversely impact the development and approval of a companion diagnostic. We have selected a diagnostic partner to support development of the companion diagnostic and submission of a pre-market approval application to the FDA. In May 2019, the FDA approved an Investigational Device Exemption (IDE) for use of this clinical trial assay in the Phase 2 portion of TRIDENT-1 and the assay was CE-marked under the In-Vitro Diagnostic Medical Device Directive in Europe (A CE Mark is a mandatory conformity marking for certain products sold within the European Economic Area). An approved companion diagnostic may be required in order to obtain marketing approval of repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. Any failure to successfully develop this companion diagnostic may prevent us from ultimately seeking approval for repotrectinib in patients with ROS1+ advanced NSCLC and patients with NTRK+ advanced solid tumors. As a result, our business, results of operations and financial condition could be materially harmed.

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

A breakthrough therapy designation by the FDA for repotrectinib may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that repotrectinib will receive marketing approval.*

The FDA has granted breakthrough therapy designations to repotrectinib (i) for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI; (ii) for the treatment of patients with ROS1+ metastatic NSCLC who have been previously treated with one ROS1 TKI and who have not received prior platinum-based chemotherapy; and (iii) for the treatment of patients with advanced solid tumors that have an NTRK gene fusion who have progressed following treatment with one or two prior TRK TKIs, with or without prior chemotherapy, and have no satisfactory alternative treatments. We may also seek breakthrough therapy designation for other indications or for some of our other drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to other drugs and does not assure ultimate approval by the FDA. In addition, even though we received breakthrough therapy designation for certain indications for repotrectinib and even if one or more of our other drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification or may decide that the time period for FDA review or approval will not be shortened.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process for our drug candidates.

The FDA has granted fast track designations to repotrectinib for the treatment of patients with (i) ROS1+ advanced NSCLC who have not been previously treated with a ROS1 TKI; (ii) ROS1+ advanced NSCLC who have been previously treated with one prior line of platinum-based chemotherapy and one prior line of a ROS1 TKI; (iii) ROS1+ advanced NSCLC who have been previously treated with one prior ROS1 TKI and who have not received prior platinum-based chemotherapy; and (iv) NTRK+ advanced solid tumors who have been previously treated with one prior line of chemotherapy and one or two prior TRK TKIs. The FDA has also granted fast track designation to elzovantinib for the treatment of patients with MET amplified advanced or metastatic gastric cancer or GEJ adenocarcinoma after prior chemotherapy. We may also seek fast track designation for other indications or for some of our other drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received four fast track designations for repotrectinib, and one fast track designation for elzovantinib, or even if we receive fast track designation for other indications or for our other drug candidates, we may not experience a faster development process, review or approval. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the three months ended March 31, 2022 and for the year ended December 31, 2021, we reported net losses of approximately $74.4 million and $236.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $591.2 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through March 31, 2022, we received an aggregate of $1.3 billion in net proceeds from such sales. As of March 31, 2022, our cash, cash equivalents and marketable securities were $918.2 million.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic and ongoing geopolitical events continue to rapidly evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2022, will be sufficient to enable us to fund our operating expenses through the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the progress and results of our Phase 2 portion of TRIDENT-1, our Phase 1/2 pediatric study of repotrectinib and any other additional clinical trials evaluating repotrectinib;
•
the scope, rate of progress, results and costs of drug design, preclinical development, and clinical trials for the other drug candidates in our pipeline, including elzovantinib, TPX-0046, TPX-0131 and TPX-4589;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of March 31, 2022, we had not yet sold any shares of our common stock under the ATM facility.

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

Manufacturing pharmaceutical products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our drug candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not have any manufacturing facilities. We produce in our laboratory very small quantities of small molecules for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, for the supply of third-party drug product for our planned and ongoing combination clinical trials, as well as for commercial manufacture if any of our drug candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We rely heavily on manufacturers in China for starting materials for our drug candidates. Any delays or interruptions in the supply of starting materials for the manufacture of any of our drug candidates could delay, prevent or impair our development or commercialization efforts. We believe we currently have sufficient supply or plans for supply to meet our anticipated clinical development needs for repotrectinib, elzovantinib, TPX-0046, TPX-0131 and TPX-4589 through 2022. However, depending on the length and ultimate impact of the COVID-19 pandemic, and available manufacturing capacity at our supplier, our supply could be adversely impacted, which may result in delays or disruptions in our current or future supply chain.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply. If our current contract manufacturers for preclinical and clinical materials cannot perform as agreed, we may suffer delays or disruptions in our current or future supply chain and our clinical trials may be adversely impacted as a result. If our current third-party manufacturers cannot perform as agreed, we may also be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the COVID-19 outbreak.

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

If our collaborations, such as our license arrangements with Zai, our clinical collaboration with EQRx, Inc., our license arrangements with LaNova, or any future license or collaboration we may enter into, if any, are not successful, our business, financial condition, results of operations, prospects and development and commercialization efforts may be adversely affected. Any termination or expiration of either of the Zai License Agreements, or any other license or collaboration we may enter into, if any, could adversely affect us financially or harm our business reputation, development and commercialization efforts.

We may explore new licensing arrangements, strategic collaborations and acquisitions that may never materialize or may fail.*

We have been continuously exploring a variety of potential business development opportunities in an effort to expand our product candidate portfolio. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be complicated and time-consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing strategic collaborations.

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

As a result of any potential partnerships in markets outside of the United States, including our license arrangements with Zai, and LaNova, or if we are unable to establish our own sales and marketing capabilities in the United States and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.

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
•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), requires certain manufacturers of certain drugs, devices, biologics and medical supplies to report to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and ownership and investment interests held by physicians and their immediate family members; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and some state laws require the reporting of information related to drug pricing. Some state and local laws require the registration of pharmaceutical sales representatives. Some state and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to stringent and changing obligations related to data protection and privacy. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other confidential information, including proprietary business information, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us and potential collaborators to federal, state and foreign data protection and privacy laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal data could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH. We could be subject to penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act (CDPA), Colorado passed the Colorado Privacy Act (CPA) and Utah passed the Utah Consumer Privacy Act (UCPA), all of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). The CCPA, CPRA, CDPA, CPA and UCPA may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data protection and privacy. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data. Additionally, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). For example, the EU GDPR increases our responsibility and liability in relation to personal data that we process. In addition, the GDPR prohibits the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland and the United Kingdom have adopted similar restrictions. U.S. companies had been able to rely on the Privacy Shield and the standard contractual clauses for compliantly transferring personal data, both of which were struck down by the Court of Justice of the European Union in July 2020. In June 2021, the European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Compliance with U.S. and international data protection and privacy laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection and privacy laws and regulations could result in government enforcement actions (which could include civil, criminal, and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection and privacy laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Our business may be adversely impacted by the consequences of Russia’s invasion of Ukraine.*

Economic, political and social conditions resulting from Russia’s invasion of Ukraine could materially disrupt our clinical trials, increase our costs and may disrupt planned clinical development activities. To the extent the conflict between Ukraine and Russia adversely impacts our ability to enroll patients or complete enrollments in process or adversely impacts the ability of our suppliers to produce and distribute supplies that we need for our clinical trials, the timing for completing our clinical trials may be adversely impacted. In addition, the United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests and/or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its economic impact on our European operations is uncertain at this time, but it is possible that our business, results of operations and financial condition could be materially and adversely affected.

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

We may not be able to effectively enforce our intellectual property and proprietary rights throughout the world.*

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could potentially have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of March 31, 2022, we had 248 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize repotrectinib, our other pipeline drug candidates or any future drug candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal information technology systems, or those of our third-party CROs or other vendors, contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect and otherwise process personal data and other confidential information, including proprietary business information, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials, and sensitive third-party data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, vendors, and other contractors and consultants who have access to our confidential information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security incidents or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, supply chain attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent security risks or incidents. To the extent that any accidental or intentional disruption or security breach were to result in a material loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of repotrectinib or any other drug candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. The effects of a security breach or disruption could be further amplified during the current COVID-19 pandemic. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us.

While we have not experienced any such system failure, accident or security breach to date, we cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our drug candidates could be delayed. In addition, the loss of clinical trial data for repotrectinib or any other drug candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the inability to access, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), which could result in government enforcement actions (for example, investigations, fines, penalties, audits, and inspections) and financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.*

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the COVID-19 pandemic and ongoing geopolitical events have and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Risks Related to Our Common Stock

The trading price of our common stock has been and may in the future be volatile and fluctuate substantially, which could result in substantial losses.*

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through March 31, 2022, has ranged from a low of $24.73 to a high of $141.30. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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
•
general economic, industry and market conditions, other events or factors, many of which are beyond our control, such as the COVID-19 outbreak and ongoing geopolitical events; and
•
the other events or factors, including those described in this “Risk Factors” section.

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

None

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

10.1†

Transition Consulting Agreement, dated February 16, 2022, by and between the Registrant and Annette North (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-38871), filed with the SEC on February 28, 2022).

10.2†	Executive Employment Agreement, dated March 25, 2022, by and between the Registrant and Brian Sun, M.S., J.D.

10.3†	Non-Employee Director Compensation Policy, as amended

10.4	First Amendment to Lease, dated October 28, 2021, by and between the Registrant and HCP Callan Road, LLC.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

†	Indicates management contract or compensatory plan.

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

TURNING POINT THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Paolo Tombesi
Paolo Tombesi
Executive Vice President & Chief Financial Officer (Principal Financial Officer)