Form 10-Q
period 2022-06-30
Turning Point Therapeutics, Inc.
filed 2022-08-08
CIK 1595893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 50,074,277 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Turning Point Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and par value amounts)

	June 30,	December 31,
	2022	2021
Assets	Unaudited
Current assets:
Cash and cash equivalents	$290,147	$427,879
Marketable securities	528,139	553,703
Prepaid and other current assets	13,381	10,880
Total current assets	831,667	992,462
Property and equipment, net	5,046	3,822
Right-of-use lease assets	4,583	5,158
Other assets	2,039	2,021
Total assets	$843,335	$1,003,463
Liabilities and stockholders' equity
Liabilities:
Current liabilities:
Accounts payable	$7,934	$5,656
Accrued expenses and other current liabilities	25,568	25,300
Accrued compensation	11,874	12,503
Current portion of operating lease liabilities	4,047	3,630
Total current liabilities	49,423	47,089
Operating lease liabilities, long-term	890	1,949
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, zero shares outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 49,885,036 and 49,582,638 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	1,514,191	1,472,421
Accumulated other comprehensive loss	(6,914)	(1,274)
Accumulated deficit	(714,260)	(516,727)
Total stockholders' equity	793,022	954,425
Total liabilities and stockholders’ equity	$843,335	$1,003,463

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$119	$5,164	$548	$30,369
Operating expenses:
Research and development	86,788	44,650	141,838	85,913
General and administrative	37,695	17,171	58,009	37,162
Total operating expenses	124,483	61,821	199,847	123,075
Loss from operations	(124,364)	(56,657)	(199,299)	(92,706)
Other income, net	1,276	384	1,766	929
Net loss	(123,088)	(56,273)	(197,533)	(91,777)
Unrealized loss on marketable securities, net of tax	(1,522)	(22)	(5,640)	(208)
Comprehensive loss	$(124,610)	$(56,295)	$(203,173)	$(91,985)
Net loss per share, basic and diluted	$(2.48)	$(1.14)	$(3.98)	$(1.87)
Weighted-average common shares outstanding, basic and diluted	49,702,860	49,204,425	49,657,426	49,063,298

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	49,582,638	$5	$1,472,421	$(1,274)	$(516,727)	$954,425
Issuance of common stock under equity incentive plans	81,835	—	396	—	—	396
Stock-based compensation expense	—	—	15,089	—	—	15,089
Net loss	—	—	—	—	(74,445)	(74,445)
Other comprehensive loss	—	—	—	(4,118)	—	(4,118)
Balance at March 31, 2022	49,664,473	5	1,487,906	(5,392)	(591,172)	891,347
Issuance of common stock under equity incentive plans	187,644	—	7,863	—	—	7,863
Issuance of common stock under employee stock purchase plan	32,919	—	1,111	—	—	1,111
Stock-based compensation expense	—	—	17,311	—	—	17,311
Net loss	—	—	—	—	(123,088)	(123,088)
Other comprehensive loss	—	—	—	(1,522)	—	(1,522)
Balance at June 30, 2022	49,885,036	$5	$1,514,191	$(6,914)	$(714,260)	$793,022

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	48,678,540	$5	$1,389,860	$209	$(280,176)	$1,109,898
Issuance of common stock under equity incentive plans	438,500	—	9,679	—	—	9,679
Stock-based compensation expense	—	—	17,278	—	—	17,278
Net loss	—	—	—	—	(35,504)	(35,504)
Other comprehensive loss	—	—	—	(186)	—	(186)
Balance at March 31, 2021	49,117,040	5	1,416,817	23	(315,680)	1,101,165
Issuance of common stock under equity incentive plans	253,037	—	8,398	—	—	8,398
Issuance of common stock under employee stock purchase plan	21,661	—	943	—	—	943
Stock-based compensation expense	—	—	13,295	—	—	13,295
Net loss	—	—	—	—	(56,273)	(56,273)
Other comprehensive loss	—	—	—	(21)	—	(21)
Balance at June 30, 2021	49,391,738	$5	$1,439,453	$2	$(371,953)	$1,067,507

See accompanying notes.

Turning Point Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(197,533)	$(91,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,400	30,573
Depreciation	803	518
Accretion of premium on marketable securities	1,423	2,771
Amortization of right-of-use operating lease asset	1,767	965
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,501)	(5,589)
Other assets	(18)	—
Accounts payable	2,225	1,612
Accrued expenses and other liabilities	(1,566)	5,719
Accrued compensation	(629)	(2,861)
Net cash used in operating activities	(163,629)	(58,069)

Investing activities
Purchases of marketable securities	(164,537)	(255,763)
Sales and maturities of marketable securities	183,038	169,434
Purchases of property and equipment	(1,974)	(874)
Net cash provided by (used in) investing activities	16,527	(87,203)

Financing activities
Proceeds from issuance of common stock under equity incentive plans	9,370	19,020
Net cash provided by financing activities	9,370	19,020

Net decrease in cash, cash equivalents and restricted cash	(137,732)	(126,252)
Cash, cash equivalents and restricted cash at the beginning of period	429,755	554,174
Cash, cash equivalents and restricted cash at the end of period	$292,023	$427,922

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable	$53	$250
Operating lease liabilities arising from obtaining right-of-use assets	$1,192	$3,544

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

Pending Acquisition by Bristol-Myers Squibb

On June 2, 2022, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (Bristol-Myers Squibb), and Rhumba Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Bristol-Myers Squibb (Purchaser). Under the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, on June 17, 2022, Purchaser commenced a cash tender offer (the Offer) to purchase all of the outstanding shares of the Company’s common stock for $76.00 per share, in cash, without interest and subject to applicable withholding of taxes. Following the completion of the Offer, Purchaser will merge with and into the Company (the Merger), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Bristol-Myers Squibb. The Merger is anticipated to close in the third quarter of 2022.

For each of the three and six months ended June 30, 2022, the Company recorded transaction costs of approximately $17.7 million in general and administrative expenses in the accompanying unaudited condensed statements of operations and comprehensive loss, primarily for outside legal and external financial advisory fees associated with the pending acquisition by Bristol-Myers Squibb.

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

The COVID-19 pandemic and ongoing geopolitical events continue to evolve and have already resulted in a significant disruption of global financial markets. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption occurs, the Company could experience an inability to access additional capital.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to determining the standalone selling prices of performance obligations associated with license and collaboration arrangements, accrued research and development expenses and stock-based compensation expenses. The Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable. Actual results may differ materially from these estimates and assumptions. Although the impact of the COVID-19 pandemic to the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to update its critical accounting estimates.

Cash, Cash Equivalents and Restricted Cash

The following table presents a reconciliation of cash, cash equivalents and restricted cash to the amounts shown in the unaudited condensed statements of cash flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$290,147	$426,047
Restricted cash included in other assets	1,876	1,875
Total cash, cash equivalents and restricted cash	$292,023	$427,922

Concentration of Credit Risk

Substantially all of the Company’s cash, cash equivalent and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, the Company believes these financial institutions represent minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2022, cash, cash equivalents and marketable securities totaling $818.0 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. The Company’s cash, cash equivalents and marketable securities are invested in short term, high credit quality securities, and as a result, the Company believes represent a minimal credit risk.

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

Historical outstanding anti-dilutive securities not included in the diluted net loss per share calculation include the following:

	Six Months Ended June 30,
	2022	2021
Common stock options	6,266,363	5,406,931
RSUs	893,536	192,281
PSUs	234,284	188,518
Total	7,394,183	5,787,730

3. Marketable Securities

The Company invests its excess cash in marketable securities, including debt instruments of financial institutions, corporations with investment grade credit ratings, commercial paper and government agencies.

At June 30, 2022, marketable securities consisted of the following (in thousands):

	Maturity	Amortized	Unrealized
	in Years	Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$348,544	$—	$(5,372)	$343,172
U.S. Government agency securities	2 years or less	87,115	—	(839)	86,276
Non-U.S. Government agency securities	2 years or less	13,643	—	(184)	13,459
Corporate debt securities	2 years or less	51,944	—	(461)	51,483
Commercial paper	Less than 1	33,749	—	—	33,749
Total marketable securities		$534,995	$—	$(6,856)	$528,139

At December 31, 2021, marketable securities consisted of the following (in thousands):

	Maturity	Amortized	Unrealized
	in Years	Cost	Gains	Losses	Fair Value
U.S. Treasuries	2 years or less	$305,763	$1	$(1,006)	$304,758
U.S. Government agency securities	2 years or less	151,047	—	(180)	150,867
Non-U.S. Government agency securities	2 years or less	23,787	—	(49)	23,738
Corporate debt securities	2 years or less	74,391	5	(56)	74,340
Total marketable securities		$554,988	$6	$(1,291)	$553,703

The Company segments its portfolio based on the underlying risk profiles of their current securities being held. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current and expected future economic conditions. As of June 30, 2022 and December 31, 2021, the Company did not record an allowance for credit loss related to its investment portfolio.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$139,838	$—	$—	$139,838
U.S. Treasuries	343,172	—	—	343,172
U.S. Government agency securities	—	86,276	—	86,276
Non-U.S. Government securities	—	13,459	—	13,459
Corporate debt securities	—	51,483	—	51,483
Commercial paper	—	183,272	—	183,272
Total cash equivalents and marketable securities	$483,010	$334,490	$—	$817,500

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Money market funds	$232,813	$—	$—	$232,813
U.S. Treasuries	304,758	—	—	304,758
U.S. Government agency securities	—	150,867	—	150,867
Non-U.S. Government securities	—	23,738	—	23,738
Corporate debt securities	—	77,400	—	77,400
Commercial paper	—	191,130	—	191,130
Total cash equivalents and marketable securities	$537,571	$443,135	$—	$980,706

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$4,932	$3,368
Computer equipment and software	1,536	1,283
Tenant improvements	1,557	1,468
Furniture and fixtures	473	358
Property and equipment	8,498	6,477
Less: accumulated depreciation	(3,452)	(2,655)
Property and equipment, net	$5,046	$3,822

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.8 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$21,760	$23,497
Accrued general and administrative expenses	3,475	1,655
Other current liabilities	333	148
Total	$25,568	$25,300

7. License and Collaboration Agreements

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

Revenue Recognition

The Company determined that two performance obligations existed: (1) the exclusive license, bundled with the associated know-how and (2) the Company’s initial obligation to supply repotrectinib for clinical development in the Zai Territory.

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

For the three months ended June 30, 2022, the Company did not recognize any revenue associated with the clinical supply performance obligation. For the three months ended June 30, 2021, the Company recognized $0.2 million of revenue associated with the clinical supply performance obligation. For each of the six months ended June 30, 2022 and 2021, the Company recognized $0.4 million of revenue associated with the clinical supply performance obligation.

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

The Company delivered the license and technical know-how to Zai in the first quarter of 2021 to satisfy this performance obligation, and accordingly the Company recognized license revenue of $25.0 million in the first quarter of 2021. The upfront payment received was subject to foreign tax withholdings, which was recorded as general and administrative expense. The $0.9 million in consideration allocable to the clinical supply performance obligation is recognized when clinical trial material has been shipped by the Company and Zai obtains control of the goods upon delivery, over the period of the obligation. For the three and six months ended June 30, 2022, the Company recognized $0.1 million associated with the clinical supply performance obligation under the Zai Elzovantinib Agreement. The Company did not recognize any revenue associated with the clinical supply performance obligation for the three and six months ended June 30, 2021.

The Company assessed and determined that there is no significant financing component associated with the Zai Elzovantinib Agreement.

LaNova License Agreement

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

Pursuant to the LaNova License Agreement, the Company paid LaNova an upfront cash payment of $25.0 million in June 2022, which was recorded as research and development expense in the second quarter of 2022 because the technology has not yet achieved regulatory approval. The Company may be obligated to pay milestone payments, which include up to $195.0 million in development and regulatory milestones and up to $880.0 million in sales milestones, and tiered royalty payments based on percentages (ranging from the mid-single digits to the mid-teens) of net sales (subject to customary deductions).

MD Anderson Collaboration Agreement

On June 23, 2022, the Company entered into a five-year strategic collaboration agreement (the MD Anderson Collaboration Agreement) with The University of Texas M.D. Anderson Cancer Center (MD Anderson). Under the terms of the MD Anderson Collaboration Agreement, the Company will provide funding and support for preclinical and clinical studies to be conducted by MD Anderson in several solid tumors, including non-small cell lung cancers, gastrointestinal malignancies and endocrine cancers (the Studies). Pursuant to the MD Anderson Collaboration Agreement, the Company will provide total funding in an amount of $10.0 million for the performance of the Studies, such funding to be provided in increments of $1.0 million on a twice-yearly basis. The Studies will be overseen by a joint steering committee, which will provide technical, scientific, clinical and regulatory guidance, discuss and approve study budgets, and monitor the progress of the Studies. As of June 30, 2022, the Company has not made any funding to MD Anderson.

8. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space under lease agreements with remaining lease terms ranging from 14 months to 21 months. One of the leases contains an option to extend the lease for five years, which was not included in the determination of the lease term as it was not reasonably certain that the Company would exercise this option.

As of June 30, 2022, the Company recorded $4.6 million as right-of-use (ROU) assets, $4.0 million as current operating lease liabilities and $0.9 million as non-current operating lease liabilities on its balance sheet. As of December 31, 2021, the Company recorded $5.2 million as ROU assets, $3.6 million as current operating lease liabilities and $2.0 million as non-current operating lease liabilities on its balance sheet.

Operating lease costs were $1.0 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease costs representing the Company’s share of the operating expenses and utility costs of the leased properties were $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

The Company’s operating leases had a weighted-average remaining lease term of 15 months and 18 months as of June 30, 2022 and December 31, 2021, respectively, and a weighted-average discount rate of 5.5% and 7.0% as of June 30, 2022 and December 31, 2021, respectively.

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

2022 (remaining)	$2,100
2023	2,940
2024	54
Total future minimum lease payments	5,094
Less: amounts representing interest	(157)
Total lease liability	$4,937

In May 2021, the Company entered into a lease agreement with HCP Callan Road, LLC for office and laboratory space for the Company’s future corporate headquarters, delivered in two phases. The term of the lease is approximately 11 years and nine months with an option by the Company to extend for an additional five years, and is currently expected to commence in May 2023. The lease term has an initial abatement period with respect to each phase and the initial base rent payable upon the Company's occupancy of both phases will be approximately $1.0 million per month following the end of the abatement period for each phase, which amount will increase by 3% per year over the lease term. The Company is also responsible for the payment of its share of the operating expenses for the building. Pursuant to the terms of the lease agreement, the landlord will provide the Company with a tenant improvement allowance of up to $220 per square foot. As of June 30, 2022, total aggregate future lease commitments under the lease were approximately $165.9 million. As of June 30, 2022, the Company had not taken control of the space. Accordingly, no ROU asset or lease liability related to the lease has been recorded.

In connection with the lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $1.8 million, which was delivered in May 2021 and is included in other assets in the Company’s condensed balance sheets.

Legal Proceedings

Between June 24, 2022 and June 29, 2022, four complaints were filed in federal court by purported stockholders of the Company regarding the Merger. The first complaint was filed on June 24, 2022 in the United States District Court for the Southern District of New York and is captioned O’Dell v. Turning Point Therapeutics, Inc., et al., Case No. 1:22-cv-05352. The second and third complaints were filed on June 27, 2022 in the United States District Court for the Southern District of New York and are captioned Hopkins v. Turning Point Therapeutics, Inc., et al., Case No. 1:22-cv-05433 and Whitfield v. Turning Point Therapeutics, Inc., et al., Case No. 1:22-cv-05439. The fourth complaint was filed on June 29, 2022 in the United States District Court for the District of Delaware and is captioned Kent v. Turning Point Therapeutics, Inc. et al., Case No. 1:22-cv-00879. The aforementioned four complaints are collectively referred to as the “Complaints.” The Complaints name as defendants the Company and each member of the Company’s Board of Directors (the Board) (collectively, the Turning Point Defendants). The Complaints allege violations of

Section 14(d) and Section 14(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as Rule 14a-9 and Rule 14d-9 promulgated thereunder, against all Turning Point Defendants and assert violations of Section 20(a) of the Exchange Act against the members of the Board. The Complaints collectively seek, among other relief, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement; (ii) rescission and/or rescissory damages in the event the transactions contemplated by the Merger Agreement are consummated, (iii) an award of plaintiffs’ expenses and attorneys’ fees; and (iv) disclosure of certain information requested by the plaintiffs.

Each of the Turning Point Defendants intend to vigorously defend these actions. The Company believes that the Complaints are without merit and has not recorded an expense related to the outcome of these litigations because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Between June 28, 2022 and July 11, 2022, the Company had also received four stockholder demand letters and one draft complaint, which generally seek that certain allegedly omitted information in the Schedule 14D-9 be disclosed. On July 8, 2022, the Company also received a letter from a purported stockholder seeking to inspect certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law.

9. Stockholders’ Equity

At the Market Offering

In August 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which the Company may offer and sell, from time to time, at its sole discretion, up to $250.0 million shares of the Company’s common stock. As of June 30, 2022, the Company had not yet sold any shares of common stock under the ATM facility.

2019 Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (the Plan) provides for the grant of stock options, restricted stock and other equity awards of the Company’s common stock to employees, officers, consultants and directors. In addition, the number of shares of common stock available for issuance under the Plan will be automatically increased on the first day of each calendar year through January 1, 2029, by an amount equal to 4% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Board. On January 1, 2022, the Company added 1,983,306 shares to the Plan. At June 30, 2022, the Plan had 3,516,795 total shares available for issuance.

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

The following table summarizes stock option activity under the Plan for the periods presented:

	Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	5,418,467	$47.17	7.5	$91,794
Options granted	1,854,914	$35.24
Options exercised	(230,813)	$35.78
Options forfeited or cancelled	(776,205)	$61.52
Balance as of June 30, 2022	6,266,363	$42.28	7.6	$235,281

Options vested and exercisable as of June 30, 2022	3,183,310	$32.24	6.2	$147,763

The weighted-average grant-date fair value of options granted to employees was $20.85 and $48.45 for the three months ended June 30, 2022 and 2021, respectively, and $23.73 and $77.86 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, total unrecognized compensation expense related to unvested options was $106.3 million, which is expected to be recognized over a weighted-average term of 2.8 years. The total intrinsic value of stock options exercised was $5.0 million and $10.4 million during the three months ended June 30, 2022 and 2021, respectively, and $6.2 million and $54.7 million during the six months ended June 30, 2022 and 2021, respectively.

The fair value of the stock options granted during the three and six months ended June 30, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.83%	1.05%	2.17%	0.80%
Volatility	76.8%	79.9%	76.1%	80.4%
Expected term (in years)	6.08	5.98	6.08	6.04
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Plan for the periods presented:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	358,760	$89.09	$17,113
Granted	712,582	$34.87
Vested	(38,666)	$120.98
Forfeited	(139,140)	$62.12
Outstanding as of June 30, 2022	893,536	$48.67	$67,239

As of June 30, 2022, total unrecognized compensation related to RSUs granted was $38.4 million, which is expected to be recognized over a weighted-average period of approximately 3.2 years. The total fair value of RSUs vested during the three and six months ended June 30, 2022 was $0.3 million and $1.4 million, respectively. There were no RSUs vested during the three and six months ended June 30, 2021.

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

The following table summarizes performance stock unit activity under the Plan for the periods presented:

	Performance Stock Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	204,759	$120.34	$9,767
Granted	107,747	$37.74
Vested	—	$—
Forfeited	(78,222)	$99.45
Outstanding as of June 30, 2022	234,284	$89.33	$17,630

As of June 30, 2022, the Company does not estimate that the achievement of any performance-based criteria is probable. To date, there have been no PSUs that have vested and the Company has not recognized any stock-based compensation expense related to the PSUs.

2019 Employee Stock Purchase Plan

The Company adopted an employee stock purchase plan in 2019 (the ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. Under the ESPP, eligible employees may purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on the dates of June 11 and December 11 of each year. Each offering period consists of four six-month purchase periods (each a Purchase Period) during which payroll deductions of the participants are accumulated under the ESPP. The last business day of each Purchase Period is referred to as the “Purchase Date.” Purchase Dates are every six months on the dates of June 10 and December 10 of each year. As of June 30, 2022, a total of 169,127 shares of common stock were available for purchase under the ESPP.

Pursuant to the terms of the Merger Agreement, except for the offering period in existence under the ESPP on the date of the Merger Agreement, no new ESPP offering was authorized or commenced, including the offering period scheduled to commence on June 11, 2022. As a result, the Company recognized $2.7 million of stock-based compensation expense in June 2022 representing the total remaining unrecognized compensation under the ESPP, consisting of $2.0 million in research and development expenses and $0.7 million in general and administrative expenses.

Modifications to Outstanding Equity Awards

On March 30, 2021, Sheila Gujrathi, M.D. and Jacob M. Chacko, M.D. resigned from the Board, effective immediately, to focus on other endeavors. Dr. Gujrathi also resigned from her position as Chair of the Board and Dr. Chacko resigned from each committee of the Board for which he was a member. In connection with the foregoing, the Board approved an amendment to the option awards held by Drs. Gujrathi and Chacko to provide that (i) all shares subject to such option awards are fully vested and exercisable as of the resignation date and (ii) the post-resignation exercise period shall be extended to September 30, 2022.

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized is presented in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$9,728	$6,980	$16,975	$12,982
General and administrative	7,583	6,315	15,425	17,591
Total stock-based compensation expense	$17,311	$13,295	$32,400	$30,573

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consisted of the following:

June 30,
2022
Options to purchase common stock	6,266,363
PSUs outstanding	234,284
RSUs outstanding	893,536
Shares available for issuance under the Plan	3,516,795
Shares available for purchase under ESPP	169,127
Total	11,080,105

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

Pending Acquisition by Bristol-Myers Squibb

On June 2, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (Bristol-Myers Squibb), and Rhumba Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Bristol-Myers Squibb (Purchaser). Pursuant to the terms of the Merger Agreement, and upon the terms and subject to the conditions thereof, on June 17, 2022, Purchaser commenced a tender offer (the Offer) to purchase all of the outstanding shares of our common stock (the Shares) for $76.00 per share in cash, without interest and subject to applicable withholding of taxes.

Promptly following the completion of the Offer, Purchaser will merge with and into our company (the Merger), with our company continuing as the surviving corporation and as a wholly owned subsidiary of Bristol-Myers Squibb. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of our stockholders upon the acquisition by Purchaser of a majority of the aggregate voting power of our common stock. As a result of the Merger, we will cease to be a publicly traded company.

The Merger Agreement contains customary representations and warranties. The Merger is anticipated to close in the third quarter of 2022, subject to the satisfaction or waiver of certain closing conditions, including, among others, that the number of Shares tendered in the Offer represent a majority of the Shares outstanding at the time of the expiration of the Offer. The Merger Agreement provides Bristol-Myers Squibb and us with certain termination rights and, under certain circumstances, may require us to pay Bristol‑Myers Squibb a termination fee of $138.0 million.

For additional information related to the Merger Agreement, refer to the Solicitation/Recommendation Statement on Schedule 14D-9 we filed with the SEC on June 17, 2022, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Our Pending Acquisition by Bristol-Myers Squibb.

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

We discussed the BICR data with the FDA at a pre-new drug application (NDA) meeting in June 2022 and received positive feedback in July 2022 that the FDA agreed with our plan to provide data for ROS1+ TKI-naïve and TKI-pretreated advanced NSCLC patients with at least six months of follow-up from the first post-baseline scan at the time of NDA submission. We also plan on providing a detailed update, including intracranial activity, from the ROS1+ advanced NSCLC cohorts of the TRIDENT-1 study at an upcoming medical conference in the second half of 2022. We also anticipate reporting additional data from patients with NTRK+ advanced solid tumors in the second half of 2022. We plan to conduct a pre-NDA meeting with the FDA in the first quarter of 2023 to discuss topline BICR results from 40 patients from the NTRK+ TKI-pretreated patient cohort (EXP-6) and at least 30 patients from the NTRK+ TKI-naïve patient cohort (EXP-5) with responders having at least six months of follow-up.

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

In October 2021 we entered into a clinical trial collaboration agreement with EQRx, Inc. (EQRx) to evaluate elzovantinib in combination with aumolertinib (EQ143), EQRx’s drug candidate targeting EGFR, in patients with EGFR mutant MET-amplified advanced NSCLC. Our investigational new drug (IND) submission for our planned Phase 1b/2 SHIELD-2 combination study of elzovantinib and aumolertinib was cleared by the FDA in January 2022 and we initiated the study in June 2022. Preclinical data suggest the combination of MET and EGFR inhibition has the potential to increase anti-tumor activity based on complementary mechanisms. It is estimated that 15% to 20% of patients who progress on a first-line EGFR inhibitor develop MET amplification as the basis of acquired resistance.

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

Pursuant to the LaNova License Agreement, we paid LaNova an upfront cash payment of $25.0 million in June 2022 and may be obligated to pay milestone payments, which include up to $195.0 million in development and regulatory milestones and up to $880.0 million in sales milestones, and tiered royalty payments based on percentages (ranging from the mid-single digits to the mid-teens) of net sales (subject to customary deductions).

As part of the LaNova License Agreement, we also obtained the right of first negotiation for an exclusive license to develop, use, manufacture and commercialize other products containing components of the LaNova Product. In addition, we have the option to collaborate with LaNova on up to three additional antibody drug conjugate programs, initiated or proposed by either us or LaNova.

LM-302, now designated TPX-4589, is a potentially first-in-class anti-Claudin18.2 ADC that suppresses cell proliferation of gastric and pancreatic cell lines with nanomolar potency in preclinical models. It also has demonstrated efficacy in gastric and pancreatic cancer xenograft models. TPX-4589 is currently in Phase 1 clinical trials in both the United States and China, and the FDA has granted TPX-4589 three orphan drug designations for the treatment of pancreatic cancer, for the treatment of gastric cancer, including cancer of the gastroesophageal junction, and for the treatment of cholangiocarcinoma. The Phase 1 clinical trial in the United States is designed to evaluate the overall safety profile, pharmacokinetics, and preliminary efficacy and immunogenicity of TPX-4589 and includes a dose-finding portion followed by dose expansion in subjects with Claudin18.2+advanced solid tumors who have progressed or are intolerant to standard therapy or for whom standard therapy is not available. We anticipate providing additional guidance on the clinical development plan for TPX-4589 by early 2023, as well as presenting preclinical data at an upcoming medical conference by early 2023.

Business Development and Pipeline Expansion

We will continue to engage in business development efforts to expand our portfolio where we can leverage our deep expertise in drug development and clinical trial execution in oncology. Our focus is to actively explore opportunities for acquisitions, partnerships, collaborations and license agreements for targeted therapy product candidates that would complement our strategic goals and research and development pipeline. We have evaluated a number of preclinical and clinical assets and platforms and continue to actively review opportunities.

In June 2022, we entered into a five-year strategic collaboration agreement (the MD Anderson Collaboration Agreement) with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Under the terms of the MD Anderson Collaboration Agreement, we will provide funding and support for preclinical and clinical studies to be conducted by MD Anderson in several solid tumors, including non-small cell lung cancers, gastrointestinal malignancies and endocrine cancers (the Studies). The initial focus of the Studies will be repotrectinib, and additional studies will include elzovantinib or TPX-0131. Pursuant to the MD Anderson Collaboration Agreement, we will provide total funding in an amount of $10.0 million for the performance of the Studies, such funding to be provided in increments of $1.0 million on a twice-yearly basis. The Studies will be overseen by a joint steering committee, which will provide technical, scientific, clinical and regulatory guidance, discuss and approve study budgets, and monitor the progress of the Studies.

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

Liquidity Overview

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. As of June 30, 2022, we had an accumulated deficit of $714.3 million. For the six months ended June 30, 2022 and for the year ended December 31, 2021, we incurred net losses of approximately $197.5 million and $236.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

To date, our operations have been financed primarily through the sale of common stock and convertible preferred stock. At June 30, 2022, we had $818.3 million of cash, cash equivalents and marketable securities.

In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility) under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of June 30, 2022, we had not yet sold any shares of our common stock under the ATM facility.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. The COVID-19 pandemic and ongoing geopolitical events continue to evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption occurs, we could experience an inability to access additional capital. If we fail to raise capital or enter into such agreements we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. If our development efforts for our drug candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. If we enter into license or collaboration agreements for any of our drug candidates or intellectual property, such as our license agreements with Zai Lab (Shanghai) Co., Ltd. (Zai) that we executed in July 2020 (the Zai Repotrectinib Agreement) and January 2021, which was amended in March 2021 (the Zai Elzovantinib Agreement, and together with the Zai Repotrectinib Agreement, the Zai License Agreements), we may generate revenue in the future from payments as a result of such license or collaboration agreements. Under the Zai License Agreements, we recognized $0.1 million and $5.2 million of revenue for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $30.4 million of revenue for the six months ended June 30, 2022 and 2021, respectively. Unless and until we are able to generate revenue from future product sales, we expect that our revenue, if any, will be derived primarily from the Zai License Agreements, as well as any collaborations or additional license agreements that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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
•
facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies; and
•
costs incurred in obtaining technology licenses.

We expense research and development costs to operations as incurred. Nonrefundable advance payments for services in advance of the performance of the related research and development activities are recorded as prepaid assets and recognized as expense in the period when the services are performed. Costs incurred in obtaining technology licenses are charged to research and development expenses if the technology licensed has not reached technological feasibility and has no alternative future use.

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

The table below summarizes our research and development expenses incurred by development program for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses
Repotrectinib	$37,179	$24,377	$68,234	$48,070
Elzovantinib	7,893	7,835	15,290	13,639
TPX-0046	1,592	3,578	3,286	7,340
TPX-0131	3,261	1,634	6,703	4,666
TPX-4589 (a)	25,681	—	25,681	—
Other research programs	11,182	7,226	22,644	12,198
Total research and development expenses	$86,788	$44,650	$141,838	$85,913

(a) Includes a $25.0 million charge for an upfront payment to LaNova in each of the three and six months ended June 30, 2022.

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

We anticipate that our general and administrative expenses will continue to increase as a result of transaction costs associated with the pending acquisition by Bristol-Myers Squibb, as well as increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

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

There have been no significant changes to our critical accounting policies and use of estimates from our disclosure reported in “Critical Accounting Policies, Significant Judgements and Estimates” in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as described in Note 2 to the interim unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Revenue	$119	$5,164	$(5,045)
Operating expenses:
Research and development	86,788	44,650	42,138
General and administrative	37,695	17,171	20,524
Total operating expenses	124,483	61,821	62,662
Loss from operations	(124,364)	(56,657)	(67,707)
Other income, net	1,276	384	892
Net loss	$(123,088)	$(56,273)	$(66,815)

Revenue

Revenue recognized during the three months ended June 30, 2022 was $0.1 million from the sale of clinical supply to Zai for supporting the Phase 1 clinical trial for elzovantinib in the Zai Territory. Revenue recognized during the three months ended June 30, 2021 was $5.2 million, consisting of $5.0 million earned upon the achievement of development milestones under the Zai Repotrectinib Agreement and $0.2 million from the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory.

Research and Development Expenses

Research and development expenses increased $42.1 million to $86.8 million during the three months ended June 30, 2022 compared to $44.7 million during the three months ended June 30, 2021. The increase was primarily attributable to a $25.0 million charge in the second quarter of 2022 for an upfront payment to LaNova for the in-licensing of its intellectual property that has not yet achieved regulatory approval, increased activities related to the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, discovery efforts and higher personnel-related expenses due to an increase in headcount. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and Administrative Expenses

General and administrative expenses increased $20.5 million to $37.7 million during the three months ended June 30, 2022 compared to $17.2 million during the three months ended June 30, 2021. The increase was primarily attributable to $17.7 million of transaction costs incurred in the second quarter of 2022 in connection with the pending acquisition by Bristol-Myers Squibb, primarily for outside legal and external financial advisory fees, and higher personnel-related expenses as a result of increased employee headcount, facility-related costs and professional fees, including those associated with product launch readiness.

We anticipate that our general and administrative expenses will continue to increase as a result of transaction costs associated with the pending acquisition by Bristol-Myers Squibb, as well as increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, net

Other income, net increased $0.9 million to $1.3 million during the three months ended June 30, 2022 compared to $0.4 million during the three months ended June 30,2021, primarily due to higher overall yields on our marketable securities and money market funds.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Revenue	$548	$30,369	$(29,821)
Operating expenses:
Research and development	141,838	85,913	55,925
General and administrative	58,009	37,162	20,847
Total operating expenses	199,847	123,075	76,772
Loss from operations	(199,299)	(92,706)	(106,593)
Other income, net	1,766	929	837
Net loss	$(197,533)	$(91,777)	$(105,756)

Revenue

Revenue recognized during the six months ended June 30, 2022 was $0.5 million from the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials and the Phase 1 clinical trial for elzovantinib in the Zai Territory. Revenue recognized during the six months ended June 30, 2021 was $30.4 million, consisting of $25.0 million related to an upfront payment received under the Zai Elzovantinib Agreement, $5.0 million earned upon the achievement of development milestones under the Zai Repotrectinib Agreement and $0.4 million from the sale of clinical supply to Zai for supporting the TRIDENT-1 Phase 2 clinical trials in the Zai Territory. We recognized the upfront payment as license revenue upon the delivery to Zai of the license and the associated technical know-how under the Zai Elzovantinib Agreement.

Research and Development Expenses

Research and development expenses increased $55.9 million to $141.8 million during the six months ended June 30, 2022 compared to $85.9 million during the six months ended June 30, 2021. The increase was primarily attributable to a $25.0 million charge in the second quarter of 2022 for an upfront payment to LaNova for the in-licensing of its intellectual property that has not yet achieved regulatory approval, increased activities related to the ongoing clinical trials for the Phase 2 registrational portion of TRIDENT-1, discovery efforts and higher personnel-related expenses due to an increase in headcount. We expect that our research and development expenses will continue to increase in future periods with the advancement of our clinical programs and additional future clinical trials and discovery efforts.

General and Administrative Expenses

General and administrative expenses increased $20.8 million to $58.0 million during the six months ended June 30, 2022 compared to $37.2 million during the six months ended June 30, 2021. The increase was primarily attributable to $17.7 million of transaction costs incurred in the second quarter of 2022 in connection with the pending acquisition by Bristol-Myers Squibb, primarily for outside legal and external financial advisory fees, and higher personnel-related expenses as a result of increased employee headcount, facility-related costs and professional fees, including those associated with product launch readiness, partially offset by a decrease in stock-based compensation expense of $2.2 million. During the six months ended June 30, 2021, we recorded a one-time charge of $5.6 million as stock-based compensation expense associated with the resignations of two board members and foreign tax withholding expenses of $1.6 million related to the upfront payment and development milestone payments received from Zai under the Zai License Agreements.

We anticipate that our general and administrative expenses will continue to increase as a result of transaction costs associated with the pending acquisition by Bristol-Myers Squibb, as well as increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, net

Other income, net increased $0.8 million to $1.8 million during the six months ended June 30, 2022 compared to $0.9 million during the six months ended June 30,2021, primarily due to higher overall yields on our marketable securities and money market funds.

Liquidity and Capital Resources

At June 30, 2022, we had $818.3 million of cash, cash equivalents and marketable securities. Based on our current and anticipated level of operations, we believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund current operations for at least one year from the date that this Quarterly Report is filed with the SEC. Our cash, cash equivalents and marketable securities include money market funds, government agency securities, corporate debt, commercial paper and U.S. treasuries. We maintain established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Since inception, our operations have been financed primarily through the sale of common stock and convertible preferred stock. Through June 30, 2022, we received net proceeds of approximately $1.3 billion from the issuance of common stock and convertible preferred stock and through stock option exercises.

In August 2020, we entered into the ATM facility, under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of June 30, 2022, we had not yet sold any shares of our common stock under the ATM facility.

On May 4, 2022, we entered into the LaNova License Agreement with LaNova. Pursuant to the LaNova License Agreement, we paid LaNova an upfront cash payment of $25.0 million in June 2022 and may be obligated to pay milestone payments, which include up to $195.0 million in development and regulatory milestones and up to $880.0 million in sales milestones, and tiered royalty payments based on percentages (ranging from the mid-single digits to the mid-teens) of net sales (subject to customary deductions).

On June 23, 2022, we entered into the MD Anderson Collaboration Agreement, pursuant to which we will provide total funding in an amount of $10.0 million for the performance of certain preclinical and clinical studies to be conducted by MD Anderson, such funding to be provided in increments of $1.0 million on a twice-yearly basis. As of June 30, 2022, we have not made any funding to MD Anderson.

Since inception, we have primarily devoted our resources to build infrastructure, conduct research and development, including clinical trials, perform business and financial planning, and raise capital. To fund future operations, we will need to raise significant additional capital.

Additionally, we are subject to a variety of specified liquidity and capitalization restrictions under the Merger Agreement. Unless we obtain Bristol-Myers Squibb’s prior written consent (which consent may not be unreasonably withheld, delayed or conditioned) and except (i) as required or expressly contemplated by the Merger Agreement, (ii) as required by applicable laws or (iii)

as set forth in the confidential disclosure schedule we delivered to Bristol-Myers Squibb, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase shares of our common stock, pay dividends, acquire or dispose of material assets or property, amend, modify or enter into material contracts or make certain additional capital expenditures.

Without taking into account the planned acquisition by Bristol-Myers Squibb, the amount and timing of future funding requirements will depend on many other factors, including the timing and results of our ongoing development activities, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We may seek to obtain additional financing in the future through equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, or at all. The COVID-19 pandemic and ongoing geopolitical events continue to evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption occurs, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities and activities to support commercialization. Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	(163,629)	(58,069)
Net cash provided by (used in) investing activities	16,527	(87,203)
Net cash provided by financing activities	9,370	19,020

Operating Activities

Net cash used in operating activities was approximately $163.6 million in the six months ended June 30, 2022, primarily due to spending on ongoing research and development activities related to the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046, the Phase 1/2 clinical trial for TPX-0131, discovery efforts, payments made for professional services in connection with the pending acquisition by Bristol-Myers Squibb and other general and administrative activities. In addition, we paid an upfront cash payment of $25.0 million to LaNova in the six months ended June 30, 2022.

Net cash used in operating activities in the six months ended June 30, 2021 was approximately $58.1 million, primarily due to spending on the Phase 2 registrational portion of TRIDENT-1, the Phase 1 clinical trial for elzovantinib, the Phase 1/2 clinical trial for TPX-0046 and the Phase 1/2 clinical trial for TPX-0131. Cash used to fund operations was partially offset by a $25.0 million upfront payment received under the Zai Elzovantinib Agreement and $5.0 million of development milestone payments received under the Zai Repotrectinib Agreement.

Investing Activities

Net cash provided by investing activities was approximately $16.5 million in the six months ended June 30, 2022, consisting of approximately $18.5 million from the maturities (net of purchases) of marketable securities, partially offset by approximately $2.0 million for the purchases of property and equipment. Net cash used in investing activities was approximately $87.2 million in the six months ended June 30, 2021, consisting of approximately $86.3 million for the purchases (net of maturities) of marketable securities and approximately $0.9 million for the purchases of property and equipment .

Financing Activities

Net cash provided by financing activities was approximately $9.4 million and $19.0 million in the six months ended June 30, 2022 and 2021, respectively, from the sale of common stock to employees under our equity compensation plans.

Contractual Obligations and Commitments

During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to equity price risk and interest rate fluctuations. Substantially all of our cash, cash equivalents and marketable securities are held at two financial institutions. Due to the financial strength of the depository institutions, we believe these financial institutions represent a minimal credit risk. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2022, cash, cash equivalents and marketable securities totaling $818.0 million are either not subject to FDIC insurance, or exceed the FDIC insured limit. Our cash, cash equivalents and marketable securities are invested in short term, high grade securities, and as a result, we believe represent a minimal credit risk. If a 10% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Between June 24, 2022 and June 29, 2022, four complaints were filed in federal court by purported stockholders of ours regarding the Merger. The first complaint was filed on June 24, 2022 in the United States District Court for the Southern District of New York and is captioned O’Dell v. Turning Point Therapeutics, Inc., et al., Case No. 1:22-cv-05352. The second and third complaints were filed on June 27, 2022 in the United States District Court for the Southern District of New York and are captioned Hopkins v. Turning Point Therapeutics, Inc., et al., Case No. 1:22-cv-05433 and Whitfield v. Turning Point Therapeutics, Inc., et al., Case No. 1:22-cv-05439. The fourth complaint was filed on June 29, 2022 in the United States District Court for the District of

Delaware and is captioned Kent v. Turning Point Therapeutics, Inc. et al., Case No. 1:22-cv-00879. The aforementioned four complaints are collectively referred to as the “Complaints.” The Complaints name as defendants us and each member of our board of directors (collectively, the Turning Point Defendants). The Complaints allege violations of Section 14(d) and Section 14(e) of the Exchange Act, as well as Rule 14a-9 and Rule 14d-9 promulgated thereunder, against all Turning Point Defendants and assert violations of Section 20(a) of the Exchange Act against the members of our board of directors. The Complaints collectively seek, among other relief, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, (ii) rescission and/or rescissory damages in the event the transactions contemplated by the Merger Agreement are consummated, (iii) an award of plaintiffs’ expenses and attorneys’ fees, and (iv) disclosure of certain information requested by the plaintiffs.

Each of the Turning Point Defendants intend to vigorously defend these actions. We believe that the Complaints are without merit and have not recorded an expense related to the outcome of these litigations because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Between June 28, 2022 and July 11, 2022, we had also received four stockholder demand letters and one draft complaint, which generally seek that certain allegedly omitted information in the Schedule 14D-9 be disclosed. On July 8, 2022, we also received a letter from a purported stockholder seeking to inspect certain of our books and records pursuant to Section 220 of the Delaware General Corporation Law.

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

•
We may not complete the pending transactions with Bristol-Myers Squibb within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
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

RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations, including as a result of the potential acquisition by Bristol-Myers Squibb. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

Risks related to the pending acquisition by Bristol-Myers Squibb

We may not complete the pending transactions with Bristol-Myers Squibb within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.*

On June 2, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Bristol-Myers Squibb Company, a Delaware corporation (Bristol-Myers Squibb), and Rhumba Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Bristol-Myers Squibb (Purchaser). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser commenced a cash tender offer on June 17, 2022 (the Offer) to acquire all of the issued and outstanding shares of our common stock at a price per share of $76.00 to the seller in cash, without interest, subject to any applicable withholding of taxes. Following the completion of the Offer, Purchaser will merge with and into our company (the Merger), with our company surviving as a wholly owned subsidiary of Bristol-Myers Squibb, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Bristol-Myers Squibb, Purchaser or any other direct or indirect wholly owned subsidiary of Bristol-Myers Squibb, or irrevocably accepted for purchase in the Offer, or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $76.00 per share in cash, without interest, subject to any withholding of taxes required by applicable law.

The failure to complete the Merger may adversely affect our business, financial results and/or operations.*

The completion of the Merger will be conditioned on (1) at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the Offer, (2) receipt of certain regulatory approvals, including expiration of the respective waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the German Act Against Restraints of Competition, (3) there being no restraint enjoining, making illegal or otherwise prohibiting the transactions contemplated by the Merger Agreement, (4) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to customary qualifications, (5) there not having been a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to us, and (6) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our board of directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transactions with Bristol-Myers Squibb will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transactions with Bristol-Myers Squibb could adversely affect our business, financial results and/or operations.*

Our efforts to complete the transactions contemplated in the Merger Agreement could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transactions will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transactions are pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transactions and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transactions could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.*

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Bristol-Myers Squibb’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition, our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.*

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to, directly or indirectly, (i) solicit, initiate or knowing facilitate or knowing encourage (including by way of furnishing non-public information) any inquiries regarding, or the marking of any proposal or offer that constitutes, or could reasonably be expected to lead to, an acquisition proposal, (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person any non-public information relating to or for the purpose of knowing encouraging or facilitating, an acquisition proposal or any proposal or offer that could reasonably be expected to lead to an acquisition proposal, or (iii) enter into any letter of intent, acquisition agreement, agreement in principle of similar agreement with respect to an acquisition proposal or any proposal or offer that could reasonably be expected to lead to an acquisition proposal. It is possible that these or other provisions in the Merger Agreement, including a termination fee of $138.0 million payable to Bristol-Myers Squibb under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.

If the Merger occurs, our stockholders will not be able to participate in any upside to our business.*

Upon the consummation of the Merger, our stockholders will receive $76.00 in cash, without interest, subject to any applicable withholding of taxes, per share of our common stock owned by them but will not receive any shares of Bristol-Myers Squibb common stock. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration, and will therefore not receive any benefit from the performance of our business.

Additional lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.*

Additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Bristol-Myers Squibb, Bristol-Myers Squibb’s board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Bristol-Myers Squibb, or Bristol-Myers Squibb’s board of directors could delay or prevent the consummation of the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transactions with Bristol-Myers Squibb.*

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transactions with Bristol Myer Squibb. We must pay a material portion of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

The following risk factors do not take into account the planned acquisition by Bristol-Myers Squibb and assume that we remain a stand-alone company except as otherwise noted.

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

Our assumptions about the EXP-1 cohort to support a potential NDA for the treatment of patients with ROS1+ metastatic NSCLC who have not been treated with a ROS1 TKI may not be accurate. We held a pre-NDA meeting with the FDA in June 2022 after which we received feedback on next steps toward a potential NDA submission for repotrectinib, including the planned patient follow-up within the ROS1+advanced NSCLC patient cohorts. The FDA’s guidance at that meeting may be subject to change, including on the basis of the detailed study results from the ROS1+ advanced NSCLC cohorts of the TRIDENT-1 study. A change in the assumptions or FDA requirements for NDA acceptance for filing and approval may delay our development timelines.

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Measures we have taken in response to COVID-19, include where feasible, conducting remote clinical trial site activations and data monitoring, enabling patients to have routine tests conducted closer to home, allowing trial sites to evaluate certain patients remotely, in compliance with their local procedures and direct-to-patient study drug shipping. Such greater dependency on electronic monitoring could prove to be less reliable and could increase data privacy and cybersecurity risks. However, despite these efforts, we have experienced some temporary delays or disruptions due to the COVID-19 pandemic, in particular with respect to activation of additional clinical trial sites and patient screening and enrollment. We may also experience delays or disruptions in trial data collection and analysis. These delays could have an adverse impact on our timelines and our business. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program and could have an adverse impact on our business. The COVID-19 pandemic could also affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and CROs that we may utilize may be impacted by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Accordingly, while we have not yet experienced material adverse effects to our business as a result of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and could have negative impact our business, financial condition and operating results.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and have not generated any revenue from product sales. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.*

Investment in drug discovery and development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology company that was formed in 2013 and commenced operations in 2014. We have no approved products for commercial sale and have not generated any revenue from product sales. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have never been profitable and have incurred losses in each year since inception. For the six months ended June 30, 2022 and for the year ended December 31, 2021, we reported net losses of approximately $197.5 million and $236.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $714.3 million.

Since our inception, we have focused substantially all of our efforts and financial resources on the research and development of our lead drug candidate, repotrectinib, and our other drug candidates. To date, we have funded our operations primarily with proceeds from sales of shares of our common stock and convertible preferred stock. From inception through June 30, 2022, we received an aggregate of $1.3 billion in net proceeds from such sales. As of June 30, 2022, our cash, cash equivalents and marketable securities were $818.3 million.

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

In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever, and such funds, if raised, may not be sufficient to enable us to continue to implement our business strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, the COVID-19 pandemic and ongoing geopolitical events continue to evolve and have already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and further disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the pandemic or geopolitical actions. If such further disruption deepens, we could experience an inability to access additional capital. Further, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. We believe that our existing cash and cash equivalents and marketable securities as of June 30, 2022 will be sufficient to enable us to fund our operating expenses for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.*

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. In August 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (ATM facility), under which we may offer and sell, from time to time, at our sole discretion, up to $250.0 million shares of our common stock. As of June 30, 2022, we had not yet sold any shares of our common stock under the ATM facility.

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

As a result of any potential partnerships in markets outside of the United States, including our license arrangements with Zai and LaNova, or if we are unable to establish our own sales and marketing capabilities in the United States and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our drug candidates for which we receive marketing approval.

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

We are subject to stringent and changing obligations related to data protection and privacy. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; loss of sales; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other confidential information, including proprietary business information, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us and potential collaborators to federal, state and foreign data protection and privacy laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH. We could be subject to penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data protection and privacy. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests. Additionally, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). For example, the EU GDPR increases our responsibility and liability in relation to personal data that we process. In addition, the GDPR prohibits the transfer of personal data to countries outside of the EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland and the United Kingdom have adopted similar restrictions. U.S. companies had been able to rely on the Privacy Shield and the standard contractual clauses for compliantly transferring personal data, both of which were struck down by the Court of Justice of the European Union in July 2020. In June 2021, the European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

As of June 30, 2022, we had 267 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, commercial and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize repotrectinib, our other pipeline drug candidates or any future drug candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal information technology systems, or those of our third-party CROs or other vendors, contractors or consultants, may fail or suffer security breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise confidential information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.*

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect and otherwise process personal data and other confidential information, including proprietary business information, trade secrets, intellectual property, and data we collect about trial participants in connection with clinical trials, and sensitive third-party data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, vendors, and other contractors and consultants who have access to our confidential information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. For example, we may have operations and third parties upon which we rely to support our business located in unstable regions and regions experiencing (or expected to experience) geopolitical or other conflicts, including through the use of cyber-attacks. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent security risks or incidents. To the extent that any accidental or intentional disruption or security breach were to result in a material loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of repotrectinib or any other drug candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. The effects of a security breach or disruption could be further amplified during the current COVID-19 pandemic. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Risks Related to Our Common Stock

The trading price of our common stock has been and may in the future be volatile and fluctuate substantially, which could result in substantial losses.*

Our stock price is volatile. For example, the closing price of our common stock since April 17, 2019 through June 30, 2022, has ranged from a low of $24.32 to a high of $141.30. The stock market in general and the market for smaller pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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
2.1+

Agreement and Plan of Merger, dated as of June 2, 2022, by and among the Registrant, Bristol-Myers Squibb Company and Rhumba Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38871), filed with the SEC on June 3, 2022).

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

10.1*	License Agreement, dated May 4, 2022, by and between the Registrant and LaNova Medicines Limited.

10.2*	Strategic Collaboration Agreement, dated June 23, 2022, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center.

10.3†	Amendment No. 1 to Executive Employment Agreement, effective as of May 20, 2022, by and between the Registrant and Mohammad Hirmand, M.D.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

†	Indicates management contract or compensatory plan.

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

TURNING POINT THERAPEUTICS, INC.

Date: August 8, 2022	By:	/s/ Athena Countouriotis
Athena Countouriotis, M.D.
President & Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Paolo Tombesi
Paolo Tombesi
Executive Vice President & Chief Financial Officer (Principal Financial Officer)